Form 10-K405
period 1996-12-31
AURUM SOFTWARE INC
filed 1997-03-31
CIK 887784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                .

                        COMMISSION FILE NUMBER: 0-21471

                             AURUM SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

      DELAWARE                                       77-0292260
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                             3385 SCOTT BOULEVARD
                         SANTA CLARA, CALIFORNIA 95054
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                (408) 986-8100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                                $.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on February 28, 1997, as reported on the Nasdaq National Market, was approximately $71,194,085. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 1997, the Registrant had 11,571,361 shares of Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held on May 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              AURUM SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

 PART I....................................................................   3
    ITEM  1. BUSINESS.....................................................    3
    ITEM  2. PROPERTIES...................................................   12
    ITEM  3. LEGAL PROCEEDINGS............................................   12
    ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   12
 PART II...................................................................  14
    ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..........................................   14
    ITEM  6. SELECTED FINANCIAL DATA......................................   16
    ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   17
    ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   23
    ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..........................   23
 PART III..................................................................  24
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   24
    ITEM 11. EXECUTIVE COMPENSATION.......................................   24
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................   24
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   24
 PART IV...................................................................  24
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.....................................................   24
 SIGNATURES................................................................  26

                                    PART I

ITEM 1. BUSINESS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

THE COMPANY

  Aurum Software, Inc. is a leading provider of enterprise-wide sales and marketing information software. The Company develops, markets and supports application software that helps to automate the sales, marketing and customer support functions of a business. The Company's products are based on advanced client/server and Internet/Intranet technologies. They are designed to address the sales and marketing requirements of businesses ranging from medium-sized enterprises to large multinational corporations and specifically to improve the operational efficiency of such companies' sales and marketing business processes. The Company has deployed its applications in a diverse set of industries, including financial services, chemicals, high technology, health care, information services, manufacturing, publishing, telecommunications and utilities.

  The Company was initially incorporated in California in 1991 and reincorporated in Delaware in 1996. Unless the context otherwise requires, the terms "Aurum" and "Company" refer to Aurum Software, Inc., a Delaware corporation and its predecessor Aurum Software, Inc., a California corporation. The Company maintains its executive offices at 3385 Scott Boulevard, Santa Clara, California 95054. Its telephone number at that address is (408) 986-8100.

  The market for the Company's products has developed in recent years as businesses have sought new ways to improve organizational and operational efficiency and as advanced client/server technologies have permitted user-friendly, enterprise-wide automation solutions. In an effort to improve administrative efficiency and reduce costs, many companies have already applied such technologies to automate "back office" operations, including manufacturing, finance, order entry and human resources. The automation of these back office operations has not, however, addressed the competitive challenges associated with "front office" sales and marketing functions. Automation solutions for front office functions have been slower to develop, in part due to the complex dynamics and highly individualized nature of sales and marketing business processes within organizations. Companies are, however, increasingly focusing on their front office sales and marketing operations as the next major business function to be automated and are recognizing the importance of integrating front office and back office applications. The Company believes that many companies are now looking for packaged sales and marketing application software capable of mapping to their specific business processes, supporting multi-tiered distribution channels, interfacing with back office applications, adapting to emerging technologies such as the Internet and providing scalable synchronization capabilities to coordinate customer information among geographically dispersed and mobile users.

  The Company offers the Aurum Customer Enterprise, a suite of software applications intended to address the functional needs of sales, marketing and support organizations involved in the management of customer relationships. Its client/server and Internet-enabled applications manage information describing sales opportunities, customer relationships, forecasts and quoting, sales methodologies, sales cycles and customer support. Aurum Customer Enterprise is designed to enable a multi-tier team selling model by permitting a company's sales force, marketing staff and administrative and operations personnel to share information relating to customers and prospective customers as well as information relating to products, pricing, forecasts, competitive intelligence, sales metrics and optimal selling practices. The Company's applications are intended to provide better customer support by providing current information on customer issues to all members of the sales and support team. In addition, the Company provides technical support to its customers, including business consulting, requirements definition, installation, training and customer support.

  The Company believes that the determining factors in its ability to achieve broad market acceptance of its products will include the functionality of its software, the ability of its software to integrate with other enterprise applications, its database synchronization technology and the ability of its products to scale to the growth requirements of large multinational organizations. In that regard, the Company has focused its strategy on maintaining and enhancing its technological position, including the integration of Internet and corporate-based Intranets into its products, as well as on improving its ability to deploy its products rapidly in large-scale implementations. In addition, the Company has established a number of strategic business and technology partnerships with industry leaders in consulting services and implementation as well as strategic technology partnerships with other technology companies. The Company intends to continue to work with these firms and companies to address new markets and initiatives. Finally, the Company is also seeking to extend distribution of its products in North America through its direct sales force and internationally by adding additional distributors and, where appropriate, by employing a direct sales force.

SOFTWARE PRODUCTS

  The Aurum Customer Enterprise application suite utilizes common administrative modules and a central customer database that contains key information about active and historical marketing campaigns, customer contacts and relationships, account strategy, task and activity history, the account sales team and the business accomplishments necessary to move each customer to the next phase in the sales process. The Company's software makes customer support histories available to a company's sales force and can also supply relevant financial, order history and shipment data when its sales and marketing applications are linked to other enterprise applications.

  The Company's applications operate on a UNIX or NT based server with an Oracle, Sybase, Informix or Microsoft SQL Server database accessed through Windows 3.1, Windows NT or Windows 95 clients. In addition, mobile, detached users may operate on a laptop database and perform on-demand real-time database synchronization to a corporate or local database server using Aurum's dbSync product through a LAN/WAN, dial-up, RAS, XcelleNet, wireless or Internet connection. These applications may be used individually or as part of an integrated customer management solution.

 Business Applications

  Aurum SalesTrak. SalesTrak is an enterprise-wide sales force automation application designed to enable mobile and connected sales professionals to manage leads, opportunities, customer relationships, contact information, account activities, calendars, literature fulfillment, price lists, quotes and forecasts. To support team selling, SalesTrak helps the mobile sales professional manage all of the key milestone events and assign team responsibilities during the sales cycle, including key contact information, account information, account strategy, key influencers and team tasks.

  Aurum TeleTrak. TeleTrak is a telemarketing/telesales application designed to improve call center performance and enhance productivity in both inbound and outbound operations. Customer inquiries enter the process through toll-free telephone calls, the Internet, targeted marketing campaigns or seminars and may be followed up by the pre-assigned or next available telemarketing representative who will "work" the contact through a series of strictly or loosely defined accomplishments to the pre-qualified phase. Activities can include lead generation, call scripting, activity management, follow up contact, literature fulfillment, quotes, order generation and forecasting.

  Aurum SupportTrak. SupportTrak is a call management application for customer support call centers. SupportTrak handles customer support calls through the Web, telephone call, e-mail or facsimile through call resolution. It also provides call routing or dispatch capabilities, call management, activity tracking, calendaring, information bulletin and literature fulfillment.

  Aurum Management Information System. The Management Information System includes Aurum Explorer and Aurum Reporter and provides a comprehensive approach to utilizing Aurum's customer information system as a data warehouse. It combines On-Line Analytical Processing ("OLAP") technology with the Aurum Customer Enterprise and enables a variety of functions from ad-hoc reporting to on-line analytical processing and drill down analysis of the customer data. The Management Information System includes an Aurum-specific customer object repository, a set of 35 predefined analyses and templates and end-user tools for drill down and ad hoc analysis.

  The Company believes that the determining factors in its ability to achieve broad market acceptance of its products will include the functionality of its software, the ability of its software to integrate with other enterprise applications, its database synchronization technology and the ability of its products to scale to the growth requirements of large multinational organizations. In that regard, the Company has focused its strategy on maintaining and enhancing its technological position, including the integration of Internet and corporate-based Internets into its products, as well as on improving its ability to deploy its products rapidly in large-scale implementations. In addition, the Company has established a number of strategic business and technology partnerships with industry leaders in consulting services and implementation as well as strategic technology partnerships with other technology companies. The Company intends to continue to work with these firms and companies to address new markets and initiatives. Finally, the Company is also seeking to extend distribution of its products in North America through its direct sales force and internationally by adding additional distributors and, where appropriate, by employing a direct sales force.

 Enabling Technology

  Aurum dbSync. Aurum's dbSync technology employs a real-time scanning approach to provide scalable database synchronization designed to facilitate the timely exchange of information among sales team members with efficient updates because only net changes and additions are exchanged. Its design offers collision detection and error recovery capabilities and transport independence with support for multiple communications links including dial-up, LAN, WAN, RAS, XcelleNet, wireless and the Internet. dbSync is designed to support server-to-server synchronization so that smaller regional SalesTrak servers can be placed in foreign countries. dbSync also provides Electronic Software Distribution which can be used to distribute the latest release of SalesTrak or other Windows applications electronically to mobile users. The Electronic Software Distribution feature also supports the transfer of marketing encyclopedia files from the Company's Intranet-based marketing encyclopedia system.

  Aurum EventTrak. EventTrak is an escalation and workflow engine designed to facilitate the mapping of an individual company's business process by defining key business rules for escalation and notification of events and issues. This module enables a user to set up pre-defined events and business processes for handling specific customer processes such as a type of service call, a literature fulfillment request or an information inquiry through telemarketing.

  Aurum CTITrak. CTITrak is a computer telephony interface that connects the Company's applications with automatic call distributors ("ACD"), interactive voice response ("IVR"), dialers and other telephony equipment. In connection with an incoming customer call, CTITrak enables a company representative to access and retrieve all data related to the calling customer from the sales and marketing database and forward both the data and the call directly to the call center representative.

 Internet/Intranet Applications

  Aurum WebTrak. WebTrak is an Internet-enabled application that provides an interface to Aurum's sales and marketing applications from the World Wide Web. WebTrak enables the publishing of Aurum database application forms on a Web server HTML home page. These forms can be directly accessed by a prospect or customer to indicate their interest in a specific product, to register for a seminar or to place an order directly. Once the data is entered on the Web server, WebTrak captures this information and transfers it to the sales and marketing database where it can be acted upon further with the aid of intelligent agents. In addition, customer profile information is captured in the Aurum customer database, enabling a company to understand and better market to Internet visitors.

  Aurum Smart Encyclopedia. The Smart Encyclopedia provides complete product, competitive, industry and technical information and a set of monitoring agents that can actively alert a representative to new information that affects the sales cycle or existing customer relationships. This system enables marketing and sales professionals to subscribe to product, company, technical and competitive information from other Web sites on the Internet and from their corporate Intranet server.

  The Smart Encyclopedia contains intelligent agents which actively monitor Internet Web sites and the Intranet marketing encyclopedia content for net changes. Mobile representatives have the ability to periodically connect to the corporate Intranet through the dbSync process to update the information stored on their notebook computers and to download new information.

PRODUCT ARCHITECTURE

  The Company's software is developed using technologies such as 3-Tier client/server component architecture, modern graphical user-interface designs, object-oriented rapid application development tools, relationship modeling tools, commercial relational databases and Web-centric development tools. In addition, the Company's software products employ a database synchronization technology with a scalable architecture.

  Aurum Customer Enterprise Server. The customer management database serves as the foundation of all the Company's applications and contains information such as leads, companies, contacts, tasks, sales cycle phases, price books, support information, telemarketing scripts, campaign data and other related customer information. The common database is a normalized schema that is optimized for scalability. Data stored in the common database is distributed to mobile users through the Company's database synchronization technology. The common database schema is extensible and configurable to model a company's business requirements.

  Adaptable and Configurable Development Environment. The Company uses an object-oriented rapid application development environment so the software can be configured to support changing field names, field labels and changes in the user interface and layout forms. The class library objects contain key components and business processes which can be adapted to match a company's sales and marketing process. This approach enables customers to prototype, model and implement their specific business processes and also gives them the ability to change their processes over time as business needs change.

  3-Tier Client/Server Architecture. The Company developed a 3-Tier client/server adaptable architecture that conceptually consists of a visual layer, business layer and transaction layer. The architecture employs Microsoft technology for ease of use and industry compatibility and Aurum technology for high performance and remote user support. The visual layer, which is the sales user component, provides a Windows interface and permits the user to prioritize information views. The business layer allows managers to adapt and implement management decisions and business process rules across the enterprise. The transaction layer serves as the repository of customer data and access point to other enterprise databases and is designed to manage the connections between the client and server to optimize performance and scalability to support a large number of clients. Each layer is designed to support upgrades of user-defined content to newer versions of Aurum products.

  Database Synchronization. The Company's database synchronization provides on-demand database synchronization, heterogeneous database synchronization, complex data distribution models (team selling support and other application-specific logic), customizable business objects (business rules reside in the database), high performance extraction of net data changes, collision handling, full extensibility and customization, support for electronic software distribution, transport independence (works over WAN, LAN, XcelleNet, dial-up and the Internet) and full recoverability if the communications session fails.

SALES AND MARKETING

  In North America, the Company markets its software primarily through its direct sales organization. To support its sales efforts, the Company conducts an active set of marketing programs including public relations, advertising, direct mail, seminars, trade shows, and ongoing customer communications including a user group council. As of December 31, 1996, the Company's sales and marketing organization consisted of 57 full time employees.

  The Company's direct sales force employs a consultative sales process, working closely with customers to understand and define their needs to determine how they are best addressed by both the Company's product offerings and complementary technology and services offered by the Company's strategic and technology partners. Because the implementation of sales and marketing applications is typically mission-critical, the Company's sales and marketing efforts are generally directed to the senior management of a prospective customer.

  The direct sales force works closely with strategic systems integration, technology and sales methodology partners to identify specific customer opportunities and requirements. The Company believes that joint marketing activities conducted with these partners will assist it to increase market coverage and acceptance of the Company's products. These activities include jointly conducted seminars, trade shows and conferences. A key part of the Company's strategy is to expand and enhance these marketing efforts with leading systems integration partners.

  Outside North America, the Company has historically marketed its software through key distribution organizations. In March 1997, the Company acquired all the outstanding shares of Aurum Software UK Limited, an English corporation, which had previously acted as a distributor for the Company in the United Kingdom. The Company is now marketing and selling its products in the United Kingdom through a direct sales force employed by its new subsidiary. The Company also has established distributor agreements in place with Aurum France, GE Information Services, Inc. and IBM EMEA (Europe, Middle East, and Africa). In addition to marketing and selling the Company's software, these distributors provide technical support as well as educational and consulting services.

  The Company intends to continue to grow its direct sales force in North America and to pursue international distribution primarily through key distribution agreements and, in selected countries where management determines it to be appropriate, through a direct sales force. The Company's existing direct sales forces in the United States and the United Kingdom are relatively small, however. The Company's ability to achieve revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales, technical, and customer support personnel, in developing distribution relationships with third party distributors outside the United States, and establishing and maintaining relationships with its strategic partners. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect the Company's business, operating results and financial condition. Competition for suitable distribution partners is intense in many markets outside North America. For example, the Company has identified the Pacific Rim as an important international market for the Company's products but has not yet entered into any distribution partnerships. There can be no assurance that the Company will be successful in attracting and retaining qualified international distributors or that it will be successful in implementing direct sales programs in selected international markets. If the Company is unable to obtain qualified international distribution partners or is otherwise unable to penetrate strategically important international markets, the Company's business, operating results and financial condition could be materially and adversely affected.

  In addition, although the Company believes that its continued growth and profitability will require expansion of its international operations, international expansion poses a number of risks. Specifically, international expansion will require significant investments of management attention and financial resources, which could adversely affect the Company's operating margins and earnings, if any. Although international revenues comprised less than 5% of total revenues in the year ended December 31, 1996, in the event that international revenues increase in the future as a percentage of the Company's total revenues, the Company's business, operating results or financial condition could be materially and adversely affected by risks inherent in conducting business internationally, including changes in foreign currency exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, difficulties in managing and staffing international operations, seasonality in various parts of the world, including the slow-down in European business activity during the Company's third fiscal quarter, cultural differences in the conduct of business, tariffs, duties, price controls or other restrictions on foreign currencies, trade barriers and other factors.

RESEARCH AND DEVELOPMENT

  As of December 31, 1996, there were 37 full time employees on the Company's product development staff. The Company's research and development expenditures in 1994, 1995 and 1996 were $2.2, $2.3 and $3.7 million, respectively, and represented 38%, 22% and 13% of revenues in the respective periods.

  The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. As a result, the Company expects that it will continue to commit substantial resources to product development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

  The Company works closely with its customers and prospects to determine their requirements and to design enhancements and new products to meet their needs. The Company's current development initiatives include feature and function enhancement of existing products, the development of new complementary products and the development of integrated packages of its products tailored to the requirements of certain market segments. The Company plans to enhance its current product line, including new Internet/Intranet capabilities as well as support for additional hardware and relational database platforms. There can be no assurance, however, that such enhancements will result in increased sales or market acceptance of the Company's products.

  The client/server and Internet application software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advancements. The life cycles of the Company's products are difficult to estimate. The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience delays in the future. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products that respond to technological developments, evolving industry standards or changing customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. If release dates of any future product enhancements or new products are delayed or if these products or enhancements fail to achieve market acceptance when released, the Company's business, operating results and financial condition could be materially and adversely affected.

  Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions or enhancements are released. Although the Company conducts extensive product testing during product development, the Company has at times been forced to delay commercial release of software until problems were corrected and, in some cases, has provided enhancements to correct errors in released software. The Company could, in the future, lose revenues as a result of software errors or defects. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software or releases after commencement of commercial shipments, resulting in loss or delay of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

CONSULTING SERVICES, TRAINING AND SUPPORT

  The Company devotes substantial resources to providing technical support to its customers, including business consulting, requirements definition, installation, consulting, training and customer support. The Company has developed a comprehensive methodology for implementation of its sales and marketing applications. This methodology is used by its own consulting organization and is also available for license by its systems integration partners. Systems integration partners include Cambridge Technology Partners, Deloitte & Touche LLP, Ernst & Young LLP, GE Information Services, Inc., IBM, KPMG Peat Marwick LLP and Technology Solutions Corporation. As of December 31, 1996, the Company employed 71 full time employees in its consulting services, training and customer support organization. The Company provides the following services:

  Consulting Services The Company provides a range of professional services for its customers including business consulting, project management, requirements definition, installation and implementation, consulting, and roll out and deployment. Consulting services costs are based on a time and materials basis and are charged separately from the software license and maintenance agreement.

  The Company has an active certification program in place for training and supporting large systems integration partners. The Company expects that over time, the large systems integrators will perform more of the consulting associated with the implementation of the Company's products as they complete more engagements and increase the number of experienced consultants that have been trained and certified on the Company's technology.

  Support. The Company's customer service organization provides post-sales support, including information and assistance on installation, operation and administration of the Company's products. The Company offers telephone support during business hours and 24-hour on-call support. Initial product license fees do not cover software maintenance. Customers are entitled to receive software updates, maintenance releases and technical support for an annual license fee which is a percentage of the Company's list price for the software licenses.

  Training. The Company offers end user and technical training programs for its customers and partners. The Company also offers customized training courses to meet the specific needs of its customers. Fees are based on a per class basis, per student basis or on a train the trainer basis. The Company offers training at customer sites as well as at its offices in Santa Clara, California. In addition, customers may choose to receive training from selected systems integration partners.

COMPETITION

  The market for the Company's client/server applications is highly competitive, fragmented and subject to rapid technological change and frequent new product introductions and enhancements. The Company has a large number of competitors which range from internally developed custom application development efforts to packaged application vendors. The Company offers a suite of applications which can be used as part of an integrated customer management application suite or can be used on a stand-alone basis. The Company competes with packaged application vendors that provide tactical departmental solutions in specific market segments as well as with competitors that provide a broader suite of integrated customer management applications. Many of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and other resources, greater name recognition or a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than can the Company.

  The Company's principal competitors in the sales force automation market include Brock Control Systems, Inc., Clarify Inc., Onyx Software Corporation, SalesBook Systems, SalesKit Software Corporation, SaleSoft, Inc., Saratoga Systems, Inc. and Siebel Systems, Inc. The Company also depends for the marketing and implementation of its products upon a number of third party systems integrators, including Cambridge Technology Partners, Deloitte & Touche LLP, Ernst & Young LLP, GE Information Services, Inc., IBM and KPMG Peat Marwick LLP. Many of these firms also have established relationships with the Company's competitors. There can be no assurance that these third parties, many of which have significantly greater financial resources than the Company, will not in the future compete directly with the Company or otherwise discontinue their support of the Company's products. The Company also faces competition from customer support application vendors which are attempting to expand from their customer support market into the sales automation area either through internal product development or through acquisitions. These customer support competitors include Astea International, Inc., Clarify Inc., Scopus Technology, Inc. and The Vantive Corporation. Over time, the Company expects large enterprise software vendors such as Oracle Corporation and SAP AG to extend their enterprise application suites by offering sales force automation, telemarketing and customer support, with the appropriate integration to leading financial, order entry and manufacturing applications. In addition, because the barriers to entry in the software market are relatively low, additional competitors may emerge as the sales and marketing software market continues to develop and expand. It is also possible that acquisitions of competitors by large software companies or alliances among competitors could occur. The Company expects that significant consolidation in its industry will occur over the next few years and increased competition from new entrants or through strategic acquisitions or alliances could result in price erosion, reduced gross margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that it competes favorably in its marketplace based upon its breadth and depth of application functionality, its architecture and database synchronization technology, the scalability of its technology to handle users on a global basis, its Internet and Intranet capabilities, the ease of adapting its applications with its object-oriented rapid application development tools and its ability to get large customers into production quickly through its own consulting services organization as well as through its partnerships with large systems integrators. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will be able to compete successfully against current and future competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company, or that competitive pressures will not materially and adversely affect the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company submitted a patent application for its dbSync technology in August 1996, and such application is still pending. There can be no assurance that any patent covering the Company's inventions will issue or that any patent, if issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringers. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its products or future products or to obtain and use information that the Company regards as proprietary. In particular, the Company provides its licensees with access to its data model and other proprietary information underlying its licensed applications. The Company makes source code available for certain of the Company's products and occasionally enters into source code escrow agreements with certain customers for the balance of the source code. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology or design around any patents owned by the Company. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

  Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is not aware that any of its product offerings infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key business functions. Among the principal developers of these licensed technologies are Business Objects, Inc., which licenses an On-Line Analytical Processing ("OLAP") tool that enables the analysis of sales and customer data at both the server and client sites of a user's network; Centura Corporation, which licenses a SQL-based laptop database that is used principally in the Company's SalesTrak product; and First Floor Software, Inc., which licenses an intelligent agent that monitors changes in sales and customer data accessed through the World Wide Web. The Company's license agreements with Business Objects, Centura and First Floor expire in March 2000, December 1997 and June 1997, respectively, and there can be no assurance that any of these agreements will be renewed following expiration. Because the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. In the event that the Company's agreements with its third-party vendors should fail to be renewed or the products licensed from such vendors should fail to address the requirements of the Company's software products, the Company would be required to find alternative software products or technologies of equal performance or functionality. There can be no assurance that the Company would be able to replace such functionality provided by the third-party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

  As of December 31, 1996, the Company had a total of 179 full time employees, all of whom were based in the United States. Of the total, 57 were engaged in sales and marketing, 71 in consulting services, training and support, 37 in engineering and 14 in administration and finance. The Company's future performance depends in significant part on the continued service of its key technical and senior management personnel and on its continuing ability to identify, attract and retain highly qualified technical, sales and management personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key technical and senior management personnel or that it will be able to identify, attract and retain qualified technical, sales and management personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing and support functions are located at its leased headquarters facility in Santa Clara, California. The Company currently occupies 18,000 square feet of space at this facility, and the lease will expire in July 1997. In addition, the Company also leases 10,225 square feet at a nearby facility, which houses the Company's research and development staff. The lease for this facility expires in November 1999. The Company also leases domestic sales and support offices in the metropolitan areas of Atlanta, Chicago, Dallas and Seattle and in Salem, New Hampshire. In addition, the Company's subsidiary in the United Kingdom, which the Company acquired in March 1997, leases space for a sales and support office in Cambridgeshire, England.

  In January 1997, the Company signed a lease for 38,288 square feet of space in Santa Clara, California. The Company intends to relocate its headquarters staff to this new facility in July 1997, upon the expiration of its existing lease. The lease for the Company's new headquarters facility expires in February 2003.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages as of December 31, 1996 were as follows:

               NAME              AGE                 POSITION
               ----              ---                 --------
                                     President, Chief Executive Officer and
   Mary E. Coleman.............   42 Director
   David D. Buchanan...........   43 Executive Vice President and Director
   Susan K. Buchanan...........   44 Executive Vice President
   Timothy E. Campbell.........   35 Vice President, Client Services
   Christopher L. Dier.........   44 Vice President, Finance, Chief Financial
                                      Officer and Secretary
   Tuoc V. Luong...............   35 Vice President, Engineering
   James W. Thanos.............   48 Vice President, Worldwide Operations

  Mary E. Coleman has served as the Company's President and Chief Executive Officer and as a Director of the Company since November 1994. From May 1993 to November 1994, Ms. Coleman served as the Company's Vice President of Marketing and from January 1994 to September 1994 as Vice President of Engineering. From March 1992 until April 1993, she served as Vice President of Marketing for Radius, Inc., a manufacturer of peripherals for Apple Macintosh computers. From October 1990 until March 1992, Ms. Coleman was Vice President of Marketing at McData Corporation, a data center network switch supplier.

  David D. Buchanan, a co-founder of the Company, has served as Executive Vice President and as a Director of the Company since January 1993. From January 1992 until January 1993, Mr. Buchanan served as Chairman of the Company's Board of Directors. From 1984 until founding the Company in 1991, Mr. Buchanan served in various management positions at Ungerman-Bass Networks, Inc. and Proteon, Inc., both networking companies. Mr. Buchanan is married to Susan K. Buchanan, an Executive Vice President of the Company.

  Susan K. Buchanan, a co-founder of the Company, has served as Executive Vice President since January 1993. From January 1992 until January 1993, she served as a director of the Company and from January 1992 until June 1992 as the Company's Chief Financial Officer and Secretary. From October 1986 until October 1991, she served as a district sales manager for Unify Corporation, a supplier of application development products for client/server environments. Ms. Buchanan is married to David D. Buchanan, an Executive Vice President and Director of the Company.

  Timothy E. Campbell has served as the Company's Vice President of Client Services since September 1995. From January 1988 to September 1995, Mr. Campbell served in engineering, consulting and management roles at Electronic Data Systems Corporation, a provider of information services.

  Christopher L. Dier has served as the Company's Vice President, Finance, Chief Financial Officer and Secretary since July 1996. From 1990 to July 1996, Mr. Dier served as Chief Financial Officer of Veritas Software Corporation, a storage management software company.

  Tuoc V. Luong has served as the Company's Vice President of Engineering since January 1996. From March 1992 to January 1996, Mr. Luong served as a Vice President of Borland International Inc., a manufacturer of systems and applications software products, where he was responsible for development of Borland's Delphi client/server software product line. From February 1990 to February 1992, Mr. Luong served as Director of Advanced Technology at Pyramid Technology Corp., a manufacturer of open systems servers.

  James W. Thanos has served as the Company's Vice President of Worldwide Operations since January 1995. From May 1994 to December 1994, Mr. Thanos served as Vice President of Sales for Digital Tools, Inc., a provider of project management software. From January 1993 to April 1994, Mr. Thanos served as Vice President of Sales for Harvest Software, Inc., a facsimile forms company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Worldwide Operations at Metaphor Computer Systems, Inc., a provider of decision support software.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "AURM" since the Company's initial public offering in October 1996. Prior to October 1996, there was no established public trading market for the Company's Common Stock. The following table sets forth the quarterly high and low closing sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market during the year ended December 31, 1996.

                    YEAR ENDED DECEMBER 31, 1996                  HIGH    LOW
                    ----------------------------                --------  ----
      Fourth Quarter...........................................  $42 1/2   $19

  As of February 28, 1997, the Company had issued and outstanding 11,571,361 shares of its Common Stock held by 143 stockholders of record. The Company estimates that there are approximately 1,300 beneficial stockholders.

  The market price of the Company's Common Stock has fluctuated significantly since its initial public offering in October 1996. The market price of the Common Stock could be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; and conditions in the financial markets. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

DIVIDEND POLICY

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's bank line of credit agreement contains a restrictive covenant that limits the Company's ability to pay cash dividends or make stock repurchases without the prior written consent of the lender. See Note 5 of Notes to Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

  1. From January 1, 1994 to December 31, 1996, the Registrant issued options to purchase 2,603,605 shares of Common Stock to employees and consultants at exercise prices ranging from $0.12 to $35.38 per share pursuant to the Registrant's 1993 Stock Option Plan and 1995 Stock Plan. Of such shares, options to purchase 166,813 shares were originally granted under the 1993 Stock Option Plan and were cancelled and regranted under the 1995 Stock Plan in connection with an option repricing that took place in 1995. The Company terminated the 1993 Stock Option Plan in connection with adopting the 1995 Stock Plan.

  2. From January 1, 1994 to December 31, 1996, the Registrant issued and sold 1,548,834 shares of Common Stock to employees and consultants at prices ranging from $0.12 to $9.00 per share, upon exercise of stock options and stock purchase rights, pursuant to the Registrant's 1992 Restricted Stock Purchase Plan, 1993 Stock Option Plan and 1995 Stock Plan.

  3. On December 23, 1994, the Registrant issued and sold 5,000,000 shares of Series C Preferred Stock to five (5) accredited investors for an aggregate purchase price of $2,500,000 and issued warrants to such investors to acquire an aggregate of 5,529,110 shares of Common Stock at an aggregate exercise price of $5,529. The Company issued 5,529,110 shares of Common Stock upon exercise of such warrants at various times during 1995.

  4. On August 20, 1995, the Registrant issued and sold 7,607,719 shares of Series D Preferred Stock to eight (8) accredited investors for an aggregate purchase price of $6,010,097.

  5. On November 17, 1996, the Registrant issued and sold 100,000 shares of Series D Preferred Stock to Sales Technologies, Inc., a Georgia corporation, in exchange for certain assets.

  6. On March 29, 1996, the Registrant issued and sold an aggregate of 1,363,637 shares of Series E Preferred Stock to two (2) accredited investors for an aggregate purchase price of $1,500,000.

  7. On May 17, 1996, the Registrant issued and sold an aggregate of 6,250 shares of Common Stock to three (3) consultants associated with The Kappa Group, Inc. for an aggregate purchase price of $37,500.

  8. From August 20, 1996 to August 28, 1996, the Registrant issued and sold an aggregate of 6,252 shares of Common Stock to six (6) consultants associated with R.B. Webber & Company, Inc., for an aggregate purchase price of $37,500.

  The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the Company, to information about the Registrant.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this report.

                                          YEARS ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1996      1995     1994     1993     1992
                                  --------  --------  -------  -------  ------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses..................... $ 16,430  $  5,928  $ 3,356  $ 3,475  $2,169
    Services.....................   11,154     4,547    2,556    1,426   1,011
                                  --------  --------  -------  -------  ------
      Total revenues.............   27,584    10,475    5,912    4,901   3,180
  Cost of Revenues:
    Licenses.....................    1,368       979      365      331     461
    Services.....................    9,594     3,919    2,586    1,609     623
                                  --------  --------  -------  -------  ------
      Total cost of revenues.....   10,962     4,898    2,951    1,940   1,084
                                  --------  --------  -------  -------  ------
  Gross profit...................   16,622     5,577    2,961    2,961   2,096
                                  --------  --------  -------  -------  ------
  Operating expenses:
    Sales and marketing..........   11,171     6,626    3,240    3,107   1,021
    Research and development.....    3,707     2,286    2,246    2,251     763
    General and administrative...    1,662     1,023    1,780    1,861     922
                                  --------  --------  -------  -------  ------
      Total operating expenses...   16,540     9,935    7,266    7,219   2,706
                                  --------  --------  -------  -------  ------
  Income (loss) from operations..       82    (4,358)  (4,305)  (4,258)   (610)
  Other income, net..............      435        63        5       38      --
  Interest expense...............     (213)     (157)     (88)     (42)    (14)
                                  --------  --------  -------  -------  ------
  Income (loss) before provision
   for income taxes..............      304    (4,452)  (4,388)  (4,262)   (624)
  Provision for income taxes.....      (25)       --       --       --      --
                                  --------  --------  -------  -------  ------
  Net income (loss).............. $    279  $ (4,452) $(4,388) $(4,262) $ (624)
                                  ========  ========  =======  =======  ======
  Net income (loss) per share.... $   0.03  $  (1.44)
                                  ========  ========
  Shares used in per share
   calculation...................    9,948     3,092
                                  ========  ========
  Pro forma net income (loss) per
   share(1)......................           $  (0.66)
                                            ========
  Pro forma shares used in per
   share calculation(1)..........              6,712
                                            ========
                                                DECEMBER 31,
                                  --------------------------------------------
                                    1996      1995     1994     1993     1992
                                  --------  --------  -------  -------  ------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)...... $ 44,356  $  2,205  $ 1,034  $ 3,348  $ (900)
  Total assets...................   56,281     9,795    5,744    6,188   1,169
  Notes payable and capital lease
   obligations less current
   portion.......................      451       237      370      341      --
  Mandatorily redeemable
   convertible preferred
   stock(2)......................       --    17,356   11,302    8,845      --
  Accumulated deficit............  (13,447)  (13,726)  (9,274)  (4,886)   (624)
  Stockholders' equity (deficit).   47,009   (13,528)  (9,080)  (4,706)   (452)

--------
(1) Reflects the conversion of the Company's outstanding Preferred Stock into shares of Common Stock upon completion of its initial public offering. See
    Note 2 of Notes to Financial Statements.
(2) In September 1996, the Company's Board of Directors and stockholders approved an amendment to the Company's Articles of Incorporation to remove the mandatory redemption feature of the Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors That May Affect Future Results" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

  The Company, which commenced operations in 1991, develops application software for automating enterprise-wide sales, marketing and customer support functions of businesses. From its inception through 1991, the Company was engaged principally in research and development and in developing custom software products. The Company commenced commercial shipments of its TeleTrak and SupportTrak software products in 1992 and delivered consulting services for implementation of its products. The Company's SalesTrak software product began commercial shipment in September 1994.

  Since the introduction of SalesTrak,, the Company's total revenues have grown rapidly, increasing from $5.9 million in 1994 to $10.5 million in 1995 and $27.6 million in 1996. License revenues have increased from $3.4 million in 1994 to $5.9 million in 1995 and $16.4 million in 1996, while service revenues grew from $2.6 million in 1994 to $4.5 million in 1995 and $11.1 million in 1996. Service revenues include revenues from consulting services. The Company realized operating losses from 1992 through 1995 and achieved limited profitability in 1996. The losses from 1992 through 1994 primarily reflect the Company's investment in research and development, in particular the transition of its products from an early character-based technology to a Windows user interface-based technology. In addition, in 1993 and 1994, the Company made a substantial investment in the development of its SalesTrak software product and database synchronization technology. The losses in 1995 primarily reflect the Company's continued investment in research and development of its software and an increased investment in sales and marketing to increase revenues and expand market share.

  The Company has experienced significant fluctuations in its gross margins due principally to changes in the mix of license and service revenues and in the costs associated with each type of revenue. The Company's margins have been favorably impacted in part by an improvement in the mix of license revenues to service revenues, and in more recent periods by the reduced cost of license revenues due to the reduction in the sales of third party database applications and the reduced cost of service revenues resulting from the Company's decreased use of outside contractors. The Company's gross margins may continue to vary significantly in the future.

  The Company derives revenues principally from licensing its software and providing technical product support and consulting services to its customers. License revenues for the Company's products consist of server fees for one or more servers and software license fees based on the number of named users. The Company also derives license revenues from sublicensing third party software products. License revenues are recognized upon execution of a license agreement and delivery of software if there are no significant post-delivery vendor obligations and collection of the receivable is deemed probable. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services consist primarily of consulting services, including implementation and adaptation of licensed software and training, maintenance and support. Consulting and training revenues are generally recognized as services are performed, except for revenues from certain fixed-price contracts or milestone deliverables, which are recognized on a percentage-of-completion basis or upon milestone delivery. Maintenance revenues are recognized ratably over the term of the maintenance period, which is typically one year. For all periods presented, the Company has recognized revenue in accordance with the Statement of Position 91-1 on "Software Revenue Recognition" dated December 12, 1991, issued by the American Institute of Certified Public Accountants.

RESULTS OF OPERATIONS

  The following table sets forth the periods indicated the percentage of total revenues represented by the Company's statement of operations:

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                          --------------------
                                                          1996   1995    1994
                                                          -----  -----   -----
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Licenses............................................   60.0%  56.6%   56.8%
    Services............................................   40.0   43.4    43.2
                                                          -----  -----   -----
     Total revenues.....................................  100.0  100.0   100.0
  Cost of Revenues:
    Licenses............................................    5.0    9.3     6.2
    Services............................................   34.8   37.4    43.7
                                                          -----  -----   -----
     Total cost of revenues.............................   39.8   46.7    49.9
                                                          -----  -----   -----
  Gross profit..........................................   60.2   53.3    50.1
                                                          -----  -----   -----
  Operating expenses:
    Sales and marketing.................................   40.5   63.3    54.8
    Research and development............................   13.4   21.8    38.0
    General and administrative..........................    6.0    9.8    30.1
                                                          -----  -----   -----
     Total operating expenses...........................   59.9   94.9   122.9
                                                          -----  -----   -----
  Income (loss) from operations.........................    0.3  (41.6)  (72.8)
  Other income, (expense) net...........................    1.6    0.6     0.1
  Interest expense......................................   (0.8)  (1.5)   (1.5)
                                                          -----  -----   -----
  Income (loss) before taxes............................    1.1  (42.5)  (74.2)
  Provision for income taxes............................    0.1     --      --
                                                          -----  -----   -----
  Net income (loss).....................................    1.0% (42.5)% (74.2)%
                                                          =====  =====   =====

 Revenues

  The Company's revenues are derived primarily from fees for software licenses and to a lesser extent from services. Total revenues were $5.9 million, $10.5 million and $27.6 million in 1994, 1995 and 1996, respectively, representing year-to-year increases of 77% between 1994 and 1995 and 163% between 1995 and 1996. The Company believes that the substantial revenue increases from 1994 through 1996 reflect increasing market acceptance of its software products, particularly SalesTrak, which began commercial shipment in late 1994. Since the beginning of 1995, a majority of the Company's license and service revenues have come from SalesTrak. There can be no assurances that the Company will be able to maintain the rates of revenue growth that it has experienced in recent periods.

  Licenses. License revenues were $3.4 million, $5.9 million and $16.4 million in 1994, 1995 and 1996, respectively, representing 57%, 57% and 60% of total revenues in the respective periods. The increase in license fees in each period was due to increased market acceptance of the Company's Windows-based products, the introduction of SalesTrak and the expansion of the Company's direct sales force.

  Services. Service revenues were $2.6 million, $4.5 million and $11.1 million in 1994, 1995 and 1996, respectively, representing 43%, 43% and 40% of total revenues in the respective periods. The dollar increase in service revenues is primarily the result of an increase in demand for consulting and systems integration services and, to a lesser extent, from an increase in maintenance revenues from a larger installed base. The 3% decrease from 1995 to 1996 reflects Aurum's strategy to use third-party integration partners, allowing the Company to focus on higher margin license sales.

 Cost of Revenues

  Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third party software providers and, to a lesser extent, product media, product duplication and shipping. Cost of licenses was $365,000, $979,000 and $1.4 million in 1994, 1995 and 1996, respectively, representing 11%, 17% and 8% of related license revenues and 6%, 9% and 5% of total revenues for each year, respectively. The increase in the dollar amount of the cost of licenses in each successive year reflects the higher volume of applications sold each year. Cost of licenses increased as a percentage of related revenues from 1994 to 1995 due to higher third party database sales which have a lower product margin than the Company's applications. Cost of licenses decreased as a percentage of related revenues from 1995 to 1996 due primarily to the reduction in the sales of third party database applications and higher volume pricing discounts from third party software providers.

  Cost of Services. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training and maintenance to customers. Cost of services was $2.6 million, $3.9 million and $9.6 million in 1994, 1995 and 1996, respectively, representing 101%, 86% and 86% of related service revenues and 44%, 37% and 35% of total revenues for each year, respectively. The increase in the dollar amount of cost of services in each successive year reflects the higher volumes of services and maintenance provided each year. Cost of services decreased as a percentage of related service revenues from 1994 to 1996 due to economies of scale and a higher revenue base.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses were $3.2 million, $6.6 million and $11.2 million in 1994, 1995 and 1996, respectively, representing 55%, 63% and 41% of total revenues for each year, respectively. The dollar increase in sales and marketing expenses reflects the expansion of the Company's direct sales force and an associated increase in marketing expenses over each of the respective years. The increase in sales and marketing expenses as a percentage of total revenues from 1994 to 1995 was principally due to a significant increase in the number of sales and marketing personnel in 1995. The decline in sales and marketing expenses as a percentage of total revenues from 1995 to 1996 was due to the increase in the Company's total revenues and economies of scale.

  Research and Development. Research and development expenses relate primarily to engineering personnel. Costs related to research and development of products are charged to research and development expenses as incurred. Research and development expenses were $2.2 million, $2.3 million and $3.7 million in 1994, 1995 and 1996, respectively, representing 38%, 22% and 13% of total revenues for each year, respectively. The dollar increase in research and development expenses from 1995 to 1996 is attributable to an increase in research and development personnel and related expenses. Research and development expenses have decreased as a percentage of total revenues in each period from 1994 to 1996 as the Company's total revenues have increased at a faster rate.

  General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management in addition to legal and accounting expenses and other professional services. General and administrative expenses were $1.8 million, $1.0 million and $1.7 million in 1994, 1995 and 1996, respectively, representing 30%, 10% and 6% of total revenues for each year, respectively. The dollar decrease in general and administrative expenses from 1994 to 1995 was primarily due to increased economies of scale and improved operational efficiencies resulting principally from better receivables collections and the reallocation of certain corporate overhead expenses to other operating departments within the Company. The dollar increase from 1995 to 1996 was due primarily to expansion of the Company's general and administrative staff and associated expenses necessary to manage and support the Company's growth, including personnel expansion and increased expenses associated with becoming a publicly traded company. General and administrative expenses have decreased as a percentage of total revenues from 1994 to 1996 primarily due to increasing revenues over the relevant periods and economies of scale.

  Provision for Income Taxes. Provision for income taxes in 1996 represents federal alternative minimum and state minimum taxes. There was no income tax provision from 1994 to 1995 due to operating losses in those periods. As of December 31, 1996, the Company, had for federal and state purposes, net operating loss carry-forwards of approximately $9.9 million and $4.0 million, respectively, and research and development credits of $270,000 and $220,000, respectively. These federal and state carryforwards and research and development credits expire in the years 2007 through 2010 and 1997 through 2000, respectively. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating losses and credits before utilization. See Note 10 of Notes to Financial Statements.

IMPACT OF INFLATION

  The effect of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

  From inception until its initial public offering in October 1996, which resulted in net proceeds of $41.9 million, the Company financed its operations and met its capital expenditure requirements primarily through private placements of equity securities, capital lease lines and bank borrowings.

  The Company's operating activities used cash of $4.2 million, $4.1 million and $4.6 million in 1994, 1995 and 1996, respectively. Accounts receivable increased $8.6 million from 1995 to 1996 due primarily to increased sales volume. Accrued compensation and other liabilities increased from $2.2 million from 1995 to 1996 due primarily to increases in bonuses, commissions and other compensation-related expenses attributable to an increase in headcount and revenues.

  Investing activities consisted primarily of purchases of property and equipment. The Company used approximately $427,000, $933,000 and $2.6 million, in 1994, 1995 and 1996, respectively for personal computers and for furniture and other office equipment. The Company expects that the rate of purchases of property and equipment will increase in the future as a function of replacement cycles and as the Company's employee base grows. As of December 31, 1996, the Company's principal commitments consisted primarily of lease lines of credit for equipment and software purchases and leases for office facilities. See Notes 5 and 6 of Notes to Financial Statements.

  Financing activities provided net cash of $2.8 million, $5.4 million and $43.2 million in 1994, 1995 and 1996, respectively, due to $2.5 million, $6.0 million and $1.5 million in net proceeds from the issuance of convertible Preferred Stock in 1994, 1995 and 1996, respectively, and $41.9 million in net proceeds from the issuance of Common Stock in November 1996 in connection with the Company's initial public offering. Borrowings under the bank line of credit contributed $950,000 and $2.5 million in cash in 1994 and 1996, respectively, but were offset by repayment of the same credit line in amounts of $350,000, $600,000 and $2.5 million in 1994, 1995 and 1996, respectively.
The Company received $456,000 in 1995 and $2.0 million in 1996 from equipment lease lines, which were offset by $224,000, $431,000 and $1.6 million in 1994, 1995 and 1996, respectively, due to the retirement of lease obligations.

  At December 31, 1996, the Company had $39.0 million in cash and cash equivalents and $44.4 million of working capital. The Company also has available a $3.0 million bank line of credit, which is collateralized by the assets of the Company and requires that certain financial covenants be maintained. The line of credit also contains a restrictive covenant that limits the Company's ability to pay cash dividends or make stock repurchases in excess of $350,000 without the prior written consent of the lender. The line of credit expires on July 14, 1997 and bears interest at the lender's prime rate. As of December 31, 1996, there were no amounts outstanding under the line of credit agreement.

  The Company believes that existing cash balances, cash available under its line of credit and cash from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including the following:

  Although the Company has experienced significant growth in revenues during the past three years, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. Although the Company achieved limited profitability during the last three quarters of 1996 and for the full year, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

  The Company's quarterly and annual operating results have varied significantly in the past and may vary significantly in the future, depending on a number of factors, many of which are beyond the Company's control and many of which could have a material adverse effect on the Company's revenues and profitability during any particular quarterly or annual period. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis, the demand for the Company's software, the size, timing and contractual terms of significant orders, the timing and significance of software product enhancements and new software product announcements by the Company or its competitors, budgeting cycles of the Company's potential customers, customer order deferrals in anticipation of enhancements of new software products, the cancellations of licenses or maintenance agreements, software defects and other product quality problems, and general domestic and international economic and political trends. Moreover, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery and customer acceptance, if applicable. In part because of lengthy sales and implementation cycles, the timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given period may be adversely affected as a result of such unpredictability. The Company has limited backlog. As a result, software revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company has also experienced seasonality in its business, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products in the quarters ending in June and December and weaker demand in the quarters ending in March and September.

  The Company incorporates into its products certain software and other technologies licensed to it by third-party developers. Among the principal developers of these licensed technologies are Business Objects, Inc., which licenses an On-Line Analytical Processing ("OLAP") tool that enables the analysis of sales and customer data at both the server and client sites of a user's network; Centura Corporation, which licenses a SQL-based laptop database that is used principally in the Company's SalesTrak product; and First Floor Software, Inc., which licenses an intelligent agent that monitors changes in sales and customer data accessed through the World Wide Web. The Company's license agreements with Business Objects, Centura and First Floor expire in March

2000, December 1997 and June 1997, respectively, and there is no assurance that any of these agreements will be renewed following expiration. Because the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' abilities to maintain or enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. In the event that the Company's agreements with its third-party vendors should fail to be renewed or the products licensed from such vendors should fail to address the requirements of the Company's software products, the Company would be required to find alternative software products or technologies of equal performance or functionality. There can be no assurance that the Company would be able to replace such functionality provided by the third-party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that its continued growth and profitability will require expanded distribution for its products, particularly internationally. In North America, the Company has sold its products primarily through its direct sales organization and has supported its customers with its technical and customer support staff. International sales have been insignificant to date, but the Company intends to expands its international operations and enter additional international markets through partnerships with international distributors or, in selected countries, through direct sales. Continued expansion, domestically and internationally, will require significant investments of management attention and financial resources, which could adversely affect the Company's operating margins and earnings, if any. The Company's growth to date has already challenged the Company's personnel and management resources. Internationally, the Company's ability to achieve revenue growth in the future will depend in part on its ability to establish productive relationships with distributors in Europe and the Pacific Rim. The competition for qualified international distributors is intense, however. The Company has in the past experienced difficulty in obtaining qualified distributors, and there can be no assurance that the Company can attract and retain qualified distributors. Both domestically and in selected foreign countries, the Company continues to invest significant resources to expand its direct sales force. The Company believes the complexity of its products and the large-scale deployments anticipated by customers will also require a number of highly trained support personnel. Competition for qualified sales and consulting employees is intense, both domestically and internationally, and the Company has at times experienced difficulty in recruiting qualified personnel. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that any expansion of the Company's direct or indirect distribution channels will result in an increase in revenues or profitability. In addition, international expansion of the Company's business poses a number of risks which could have a material adverse effect on the Company's operating results in the event that revenues from international operations comprise a greater percentage of the Company's total revenues in the future. These risks include changes in foreign currency exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, difficulties in managing and staffing international operations, seasonal fluctuations in business activities in various parts of the world, including the slow-down in European business activity during the Company's third fiscal quarter, cultural differences in the conduct of business, tariffs, duties, price controls or other restrictions on foreign currencies, trade barriers and other factors.

  As a result of the foregoing as well as other factors, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. The market price of the Company's Common Stock has fluctuated significantly since its initial public offering in October 1996 and could be subject to significant fluctuations in the future based upon a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts, announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other software companies, including direct competitors of the Company, changes in analysts' estimates of the Company's financial performance or the financial performance of competitors or the financial performance of software companies in general, general conditions in the software industry, changes in prices for the Company's products or competitors' products, changes in revenue growth rates for the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1997 Annual Meeting of Stockholders to be held on May 30, 1997, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers of the Registrant is set forth in Part I of this report. The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the information under the section captioned "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the information under the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

  The following statements are filed as part of this Report:

                                                                            PAGE
                                                                            ----
   Report of Independent Accountants....................................... F-2
   Balance Sheets.......................................................... F-3
   Statements of Operations................................................ F-4
   Statements of Stockholders' Equity (Deficit)............................ F-5
   Statements of Cash Flows................................................ F-6
   Notes to Financial Statements........................................... F-7

(a)2. FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
   II--Valuation and Qualifying Accounts................................... S-1
   Independent Accountant's Report on Schedule............................. S-2

(a)3. EXHIBITS

      EXHIBIT NO.                         EXHIBIT TITLE
      -----------                         -------------
       3.1  (a)   Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 1, 1996.
       3.2  (b)   Bylaws of the Registrant, as amended to date.
       4.1  (b)   Specimen of Common Stock Certificate.
      10.1  (b)   Form of Indemnification Agreement between the Registrant and each of its officers and directors.
      10.2  (a)   1995 Stock Plan and form of Stock Option Agreement
                   thereunder.
      10.3  (b)   1996 Director Option Plan and form of Director Stock Option
                   Agreement thereunder.
      10.4  (b)   1996 Employee Stock Purchase Plan and forms of agreement
                   thereunder.
      10.5  (b)   Lease dated March 5, 1996 between the Registrant and
                   Cooperage-Rose Properties II.
      10.6  (b)   Letter agreement dated December 22, 1994 between the
                   Registrant and Mary E. Coleman, as amended.
      10.7  (b)   Letter Agreement dated July 8, 1996 between the Registrant and Christopher L. Dier.
      10.8  (c)   OEM Software License Agreement, amended as of April 3, 1996, between the Registrant and Gupta Corporation.
      10.9  (b)   Line of Credit Agreement dated July 15, 1996, modifying the
                   Business Loan Agreement dated July 13, 1993, between the
                   Registrant and Silicon Valley Bank.
      10.10 (a)   Loan Modification Agreement dated March 3, 1997 by and
                   between the Registrant and Silicon Valley Bank.
      10.11 (b)   Loan Modification Agreement dated September 25, 1996 by and between Registrant and Silicon Valley Bank.
      10.12 (b)   Vertical Application Reseller Agreement, dated as of March
                   22, 1996, between the Registrant and Business Objects, Inc.
      10.13 (b)   Software Development License and Distribution Agreement,
                   dated as of June 3, 1996, between the Registrant and First
                   Floor Software, Inc.
      10.14 (a)   Lease dated October 3, 1996 between the Registrant and
                   Orbitek Engineering, Inc.
      10.15 (a)   Lease dated January 14, 1997 between the Registrant and
                   Mentor Graphics, Inc.
      11.1  (a)   Calculation of pro forma net loss per share.
      22.1  (a)   Subsidiaries of the Registrant.
      27.1  (a)   Financial Data Schedule.

------------------
(a)Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-11947), which the Securities and Exchange Commission declared effective on October 28, 1996.

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-11947), which the Securities and Exchange Commission declared effective on October 28, 1996. The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

  The Registrant filed no Current Reports on Form 8-K during the year ended December 31, 1996.

(c) EXHIBITS

  See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

  See Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, California this 25th day of March, 1997.

                                          AURUM SOFTWARE, INC.

                                          By      /s/ Mary E. Coleman
                                             ---------------------------------
                                                      Mary E. Coleman
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS MARY E. COLEMAN AND CHRISTOPHER L. DIER AND EACH OF THEM ACTING INDIVIDUALLY, AS HIS OR HER ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Mary E. Coleman            President, Chief Executive     March 25, 1997
____________________________________    Officer, and Director
         (Mary E. Coleman)               (Principal Executive
                                               Officer)
     /s/ Christopher L. Dier           Vice President, Finance,      March 25, 1997
____________________________________   Chief Financial Officer
       (Christopher L. Dier)           (Principal Financial and
                                         Accounting Officer)
      /s/ David D. Buchanan            Executive Vice President      March 25, 1997
____________________________________         and Director
        (David D. Buchanan)
       /s/ Oliver D. Curme                     Director              March 25, 1997
____________________________________
         (Oliver D. Curme)
       /s/ Mark J. Leslie                      Director              March 25, 1997
____________________________________
          (Mark J. Leslie)
      /s/ Robert J. Loarie                     Director              March 25, 1997
____________________________________
         (Robert J. Loarie)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

       /s/ Robert M. Obuch                     Director              March 25, 1997
____________________________________
         (Robert M. Obuch)
      /s/ Jeffrey T. Webber                    Director              March 25, 1997
____________________________________
        (Jeffrey T. Webber)
        /s/ Charles C. Wu                      Director              March 25, 1997
____________________________________
          (Charles C. Wu)

                              AURUM SOFTWARE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.......................................... F-2
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statements of Stockholders' Equity (Deficit)............................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Aurum Software, Inc.
Santa Clara, California

  We have audited the accompanying balance sheets of Aurum Software, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurum Software, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

San Jose, California
January 28, 1997, except for
Note 12 as to which the
date is March 18, 1997

                             AURUM SOFTWARE, INC.

                                BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................. $ 38,955  $  2,795
  Accounts receivable, net of allowance for doubtful
   accounts of $317
   and $340 at December 31, 1996 and 1995, respectively.....   13,329     4,702
  Prepaid expenses and other current assets.................      893       438
                                                             --------  --------
    Total current assets....................................   53,177     7,935
Property and equipment, net.................................    2,899     1,559
Other assets................................................      205       301
                                                             --------  --------
    Total assets............................................ $ 56,281  $  9,795
                                                             ========  ========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
 PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable............................................. $    186  $    217
  Current portion of capital lease obligations..............      464       304
  Accounts payable..........................................    1,303     1,191
  Accrued compensation......................................    2,285       898
  Other accrued liabilities.................................    1,584       817
  Deferred revenue..........................................    2,999     2,303
                                                             --------  --------
    Total current liabilities...............................    8,821     5,730
Notes payable, less current portion.........................       37       121
Capital lease obligations, less current portion.............      414       116
                                                             --------  --------
    Total liabilities.......................................    9,272     5,967
                                                             --------  --------
Commitments and contingencies (Note 6).
Mandatorily redeemable convertible preferred stock, no par
 value:
    Authorized: 24,000,000 shares
    Issued and outstanding: 21,901,892 shares in 1995.......             17,356
    (Liquidation value: $17,504 in 1995)
                                                                       --------
Stockholders' equity (deficit):
  Preferred stock; $0.001 par value:
    Authorized: 5,000,000 shares;
    Issued and Outstanding: None............................
  Common stock; $0.001 par value in 1996 and no par value in
   1995:
    Authorized: 25,000,000 shares;
    Issued and outstanding: 11,568,146 shares in 1996 and
     2,526,159 shares in 1995...............................       12       236
    Additional paid-in capital..............................   61,561
  Notes receivable from stockholders........................   (1,117)      (38)
  Accumulated deficit.......................................  (13,447)  (13,726)
                                                             --------  --------
    Total stockholders' equity (deficit)....................   47,009   (13,528)
                                                             --------  --------
      Total liabilities, mandatorily redeemable convertible
       preferred stock and stockholders' equity (deficit)... $ 56,281  $  9,795
                                                             ========  ========

  The accompanying notes are an integral part of these financial statements.

                              AURUM SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED DECEMBER
                                                               31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Revenues:
  Licenses.......................................... $16,430  $ 5,928  $ 3,356
  Services..........................................  11,154    4,547    2,556
                                                     -------  -------  -------
    Total revenues..................................  27,584   10,475    5,912
                                                     -------  -------  -------
Cost of revenues:
  Licenses..........................................   1,368      979      365
  Services..........................................   9,594    3,919    2,586
                                                     -------  -------  -------
    Total cost of revenues..........................  10,962    4,898    2,951
                                                     -------  -------  -------
Gross profit........................................  16,622    5,577    2,961
                                                     -------  -------  -------
Operating expenses:
  Sales and marketing...............................  11,171    6,626    3,240
  Research and development..........................   3,707    2,286    2,246
  General and administrative........................   1,662    1,023    1,780
                                                     -------  -------  -------
    Total operating expenses........................  16,540    9,935    7,266
                                                     -------  -------  -------
Income (loss) from operations.......................      82   (4,358)  (4,305)
Other income, net...................................     435       63        5
Interest expense....................................    (213)    (157)     (88)
                                                     -------  -------  -------
    Income (loss) before provision for income taxes.     304   (4,452)  (4,388)
Provision for income taxes..........................     (25)
                                                     -------  -------  -------
    Net income (loss)............................... $   279  $(4,452) $(4,388)
                                                     =======  =======  =======
Net income (loss) per share......................... $  0.03  $ (1.44) $ (2.18)
                                                     =======  =======  =======
Shares used in per share calculation................   9,948    3,092    2,010
                                                     =======  =======  =======
Pro forma net loss per share........................          $ (0.66)
                                                              =======
Pro forma shares used in per share calculation......            6,712
                                                              =======

   The accompanying notes are an integral part of these financial statements.

                              AURUM SOFTWARE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                              CONVERTIBLE                                            NOTES
                            PREFERRED STOCK         COMMON STOCK       ADDITIONAL  RECEIVABLE              STOCKHOLDERS'
                          ---------------------  --------------------   PAID-IN       FROM     ACCUMULATED    EQUITY
                            SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL   STOCKHOLDERS   DEFICIT     (DEFICIT)
                          -----------  --------  ----------  --------  ---------- ------------ ----------- -------------
Balances, December 31,
 1993...................                            946,919  $    228               $   (48)    $ (4,886)    $ (4,706)
 Issuance of common
  stock under stock
  purchase plan.........                              2,688         4                                               4
 Issuance of common
  stock under incentive
  stock option plan.....                                297
 Repurchase of common
  stock.................                           (118,766)      (37)                                            (37)
 Payments and
  cancellation of notes
  receivable from
  stockholders..........                                                                 47                        47
 Net loss...............                                                                          (4,388)      (4,388)
                          -----------  --------  ----------  --------   -------     -------     --------     --------
Balances, December 31,
 1994...................                            831,138       195                    (1)      (9,274)      (9,080)
 Exercise of warrants by
  preferred investors...                          1,382,280         5                                               5
 Issuance of common
  stock under incentive
  stock options plan for
  cash and notes
  receivable............                            317,954        38                   (37)                        1
 Repurchase of common
  stock.................                             (5,213)       (2)                                             (2)
 Net loss...............                                                                          (4,452)      (4,452)
                          -----------  --------  ----------  --------   -------     -------     --------     --------
Balances, December 31,
 1995                                             2,526,159       236                   (38)     (13,726)     (13,528)
 Repurchase of common
  stock.................                            (54,738)     (118)                                           (118)
 Issuance of common
  stock under incentive
  stock option plan for
  cash, notes receivable
  and services..........                          1,227,870     1,121                (1,079)                       42
 Issuance of common
  stock under stock
  purchase clause.......                             12,502        75                                              75
 Reclass due to
  elimination of
  mandatory redemption
  provisions related to
  convertible preferred
  stock.................   21,905,398  $ 18,356                                                                18,356
 Conversion of
  convertible preferred
  stock.................  (21,905,398)  (18,356)  4,958,853    18,356
 Issuance of common
  stock.................                          2,897,500    41,903                                          41,903
 Reincorporation into
  Delaware corporation..                                      (61,561)  $61,561
 Net income.............                                                                             279          279
                          -----------  --------  ----------  --------   -------     -------     --------     --------
Balances, December 31,
 1996...................                         11,568,146  $     12   $61,561     $(1,117)    $(13,447)    $ 47,009
                          ===========  ========  ==========  ========   =======     =======     ========     ========

   The accompanying notes are an integral part of these financial statements.

                              AURUM SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income (loss).................................. $   279  $(4,452) $(4,388)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
   Depreciation and amortization....................   1,243      589      518
   Provision for doubtful accounts..................              125       87
   Write-off of intangibles.........................              220
   Changes in operating assets and liabilities:
     Accounts receivable............................  (8,627)  (3,453)  (1,050)
     Prepaid expenses and other current assets......    (451)     (10)     (52)
     Other assets...................................     (29)    (130)      (4)
     Accounts payable...............................     112      692       77
     Accrued compensation and other accrued
      liabilities...................................   2,162      795      236
     Deferred revenue...............................     696    1,475      380
                                                     -------  -------  -------
     Net cash used in operating activities..........  (4,615)  (4,149)  (4,196)
                                                     -------  -------  -------
Cash flows from investing activities:
 Sales of short-term investments....................                     2,889
 Acquisition of property and equipment..............  (2,583)    (933)    (427)
 Decrease (increase) in restricted cash.............     128      (44)    (104)
                                                     -------  -------  -------
     Net cash provided by (used in) investing
      activities....................................  (2,455)    (977)   2,358
                                                     -------  -------  -------
Cash flows from financing activities:
 Proceeds from borrowings under line of credit......   2,500               950
 Repayments of borrowings under line of credit......  (2,500)    (600)    (350)
 Proceeds from issuance of mandatorily redeemable
  convertible preferred stock, net of issuance
  costs.............................................   1,486    5,975    2,456
 Proceeds from issuance of common stock.............  42,005        6
 Repurchase of mandatorily redeemable convertible
  preferred and common stock........................    (604)      (2)
 Proceeds from repayment of notes receivable from
  stockholders......................................                        10
 Repayments of note payables and capital lease
  obligations.......................................  (1,641)    (431)    (224)
 Proceeds from notes payable and sales and
  leasebacks of property and equipment..............   1,984      456
                                                     -------  -------  -------
     Net cash provided by financing activities......  43,230    5,404    2,842
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........  36,160      278    1,004
Cash and cash equivalents at beginning of year......   2,795    2,517    1,513
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $38,955  $ 2,795  $ 2,517
                                                     =======  =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash payments for:
   Interest......................................... $   212  $   157  $    88
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Issuance of notes receivable from stockholders in
  exchange for common stock......................... $ 1,079  $    37
 Cancellation of note receivable from stockholder...                   $    37
 Property and equipment acquired under capital
  lease obligations.................................          $    58  $   394
 Property and equipment purchased included in
  accounts payable.................................. $   434           $    15
 Common stock issued in consideration for services
  performed......................................... $    15           $     4
 Issuance of mandatorily redeemable convertible
  preferred stock in exchange for technology........          $    79

   The accompanying notes are an integral part of these financial statements.

                             AURUM SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.Business of the Company:

  Aurum Software, Inc. (the "Company") is a provider of enterprise-wide sales and marketing information software. The Company develops, markets and supports the Aurum Customer Enterprise suite of applications which helps automate the field sales, telemarketing, telesales and customer support functions of a business. The Company's products are based on advanced client/server and Internet/Intranet technologies and are designed to address the sales and marketing requirements of businesses ranging from medium-sized enterprises to large multinational corporations. The Company sells its products in North America primarily through its direct sales force and sells its products outside of North America primarily through key distribution organizations and, in selected countries, through direct sales personnel. In addition, the Company provides an array of services to its customers, including business consulting, requirements definition, installation, consulting, training and customer support. The Company is headquartered in Santa Clara, California, with sales offices nationwide.

2.Summary of Significant Accounting Policies:

  USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION:

    Revenues consist of license revenues and service revenues. License revenues are recognized upon execution of a license agreement and delivery of software if there are no significant post-delivery vendor obligations and if collection of the receivable is deemed probable. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Upon recognition of license revenues, the Company accrues for the cost of warranty and insignificant vendor obligations. Revenues from services consist of fees from consulting services, including implementation and customization of licensed software, training and maintenance support. Consulting and training revenues are generally recognized as services are performed, except for revenues from certain fixed price contracts or milestone deliverables, which are recognized on a percentage-of-completion basis or upon milestone delivery. Maintenance support revenues are recognized ratably over the term of the support period, which is typically one year.

  ENGINEERING AND SUPPORT:

    Costs related to the conceptual formulation and design of software products are charged to operations as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since such costs have not been significant.

  CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

                             AURUM SOFTWARE, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

  PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets which is generally three years. Amortization of equipment under capital leases is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset.

  STOCK BASED COMPENSATION:

    The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

  NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share, on a historical basis, is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of mandatorily redeemable convertible preferred stock and common stock issuable upon exercise of stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the offering date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the anticipated initial public offering price). The 1995 pro forma net loss per share presentation assumes the common shares issuable upon conversion of the outstanding convertible preferred stock have been outstanding during such period.

  INCOME TAXES:

    The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  RECENT PRONOUNCEMENTS:

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure

                             AURUM SOFTWARE, INC.

  requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

3.Business Risks and Credit Concentration

    A majority of the Company's revenues have been attributed to SalesTrak, which is typically the first of the Company's software products to be deployed with the greatest number of users and which often serves as a foundation for other applications. Any factor adversely affecting the pricing of or demand for the SalesTrak product could have a material adverse affect on the Company's business, financial condition or results of operations.

    The Company incorporates into its products certain software and other technologies licensed to it by third-party developers. In the event that products licensed from the third-party vendors should fail to address the requirements of the Company's software products, the Company would be required to find alternative software products or technologies of equal performance or functionality. The absence of or any significant delay in the replacement of that functionality could have a material adverse affect on the Company's business, financial condition, or results of operations.

    As of December 31, 1996 and 1995, the Company's cash and cash equivalents were deposited with principally three financial institutions in the form of demand deposit, commercial paper and money market accounts.

    The Company markets and sells its products to a broad geographic and demographic base of customers and generally does not require collateral. At December 31, 1996, one customer accounted for 10% of accounts receivable. At December 31, 1995, two customers accounted for 16.9% and 12.5% of accounts receivable.

4.Property and Equipment

    Property and equipment, consist of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
   Computer equipment......................................... $ 5,242  $ 2,750
   Furniture and fixtures.....................................     291      219
   Leasehold improvements.....................................      51       32
                                                               -------  -------
                                                                 5,584    3,001
   Less accumulated depreciation and amortization.............  (2,685)  (1,442)
                                                               -------  -------
                                                               $ 2,899  $ 1,559
                                                               =======  =======

    At December 31, 1996 and 1995, computer equipment in the amount of $2,385,000 and $1,114,000, respectively, with $1,484,000 and $687,000, respectively, of accumulated depreciation were capitalized under equipment lease arrangements. These assets are pledged as collateral under the lease arrangements.

5.Notes Payable, Capital Lease Obligations and Line of Credit:

  NOTES PAYABLE:

    The Company has outstanding a note payable with a leasing company which bears interest at 10% and expires on February 15, 1998, at which time the remaining balance is due. The note is collateralized by an irrevocable letter of credit. At December 31, 1996 and 1995, $42,000 and $75,000, respectively, were outstanding under this note.

                             AURUM SOFTWARE, INC.

    In addition, the Company has outstanding two notes payable which bear interest at 15% and are due on March 15, 1998 and July 16, 1997, respectively. At December 31, 1996 and 1995, $181,000 and $263,000,
  respectively, were outstanding under these notes.

    The following table summarizes the scheduled maturities of notes payable (in thousands):

   1997.................................................................. $ 205
   1998..................................................................    38
                                                                          -----
                                                                            243
   Less amount representing interest.....................................    20
                                                                          -----
   Present value of future minimum payments..............................   223
   Less current portion..................................................  (186)
                                                                          -----
   Long term portion of notes payable.................................... $  37
                                                                          =====
   CAPITAL LEASE OBLIGATIONS:

    The Company leases equipment under capital lease agreements. Future minimum lease payments on these capital lease obligations are as follows (in thousands):

   1997.................................................................. $ 535
   1998..................................................................   363
   1999..................................................................    82
                                                                          -----
   Minimum lease payments................................................   980
   Less amount representing interest.....................................  (102)
                                                                          -----
   Present value of minimum lease payments...............................   878
   Less current portion..................................................  (464)
                                                                          -----
   Long-term portion of capital leases................................... $ 414
                                                                          =====

    During fiscal year 1996 and 1995, the Company sold certain equipment at cost less accumulated depreciation of $961,000 and $132,000, respectively, and leased back such equipment. No gain or loss was recognized on the sale.

  LINE OF CREDIT:

    At December 31, 1996, the Company had a line of credit agreement with a bank which provides the Company the ability to borrow a maximum of $3.0 million. The line of credit which is collateralized by the assets of the Company matures on July 14, 1997 and requires the Company to maintain certain financial covenants, including among others, specified levels of net worth, annual profitability and financial ratios. The line of credit agreement also contains a restrictive covenant which limits the Company's ability to pay cash dividends or make stock repurchases without the bank's consent. Borrowings under the line of credit bear interest at a rate equal to one percent above the lender's prime rate. At December 31, 1996, the Company did not have any outstanding borrowings under the line of credit. In addition, the Company entered into a Loan Modification Agreement in March 1997. See Note 12 of Notes to Financial Statements.

6.Commitments and Contingencies:

  OPERATING LEASES:

    The Company leases its facilities under noncancelable operating leases and subleases which expire in 1997, 1998 and 1999.

                             AURUM SOFTWARE, INC.

    Future annual minimum lease payments under the lease agreements at December 31, 1996 are as follows (in thousands):

     1997.................................................................. $380
     1998..................................................................  285
     1999..................................................................  202
                                                                            ----
                                                                            $867
                                                                            ====

    Rent expense for 1996, 1995 and 1994, amounted to $416,000, $237,000 and
  $315,000, respectively.

    In January 1997, the Company entered into a lease agreement commencing on June 1, 1997 and terminating on February 28, 2003 for a 38,288 square foot facility. Future minimum lease payments under the lease agreement are $437,000, $1.0 million, $1.1 million, $1.1 million, $1.1 million and $1.5 million in fiscal 1997, 1998, 1999, 2000, 2001 and thereafter, respectively. The Company expects to move its principal administrative, sales, marketing and support functions to the new headquarters location in July 1997.

  CONTINGENCIES:

    The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

7.Mandatorily Redeemable Convertible Preferred Stock:

    In September 1996, the mandatory redemption provisions related to convertible preferred stock were eliminated. In connection with the Company's initial public offering (Note 8), all outstanding convertible preferred stock was converted into shares of common stock based on the applicable conversion rate.

8.Stockholders' Equity (Deficit):

  INITIAL PUBLIC OFFERING AND REINCORPORATION:

    The Company reincorporated from California into Delaware effective in October 1996. In connection with the reincorporation, the Company's outstanding common stock was exchanged in the ratio of four shares of the California corporation common stock for one share of the Delaware corporation common stock. All references to number of shares and to per share information in the financial statements have been adjusted to reflect the exchange ratio on a retroactive basis.

    In November 1996, the Company issued 2,897,500 shares of its common stock in an initial public offering in which an additional 150,000 shares of common stock were sold by existing stockholders.

  COMMON STOCK:

    At December 31, 1996, 207 shares of common stock issued under the Company's 1992 Restricted Stock Purchase Plan were subject to repurchase by the Company.

                             AURUM SOFTWARE, INC.

  STOCK OPTION PLANS:

  1995 STOCK OPTION PLAN

    The Board of Directors has reserved 2,777,590 shares of common stock as of December 31, 1996 under its 1995 Stock Option Plan (the "1995 Plan") for issuance to employees, consultants and directors of the Company.

    The 1995 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. The 1995 Plan is administered by the Board of Directors or by a committee appointed by the Board which identifies optionees and determines the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

    The terms of options granted under the 1995 Plan generally may not exceed ten years. The term of all incentive stock options granted to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company or a parent or subsidiary of the Company (a "Ten Percent Stockholder"), may not exceed five years, however. Generally, options granted under the 1995 Plan vest starting one year after the date of grant, with 25% of the shares subject to the option vesting at that time and an additional 1/48th of such shares vesting each month thereafter. Holders of options granted under the 1995 Plan prior to October 29, 1996 may exercise their options prior to complete vesting of shares, subject to such holder's entering a restricted stock purchase agreement granting the Company an option to repurchase, in the event of a termination of the optionee's employment or consulting relationship, any unvested shares at a price per share equal to the original exercise price per share for the option. The 1995 Plan was amended in October 1996 to eliminate the exercise of unvested options going forward. The exercise price of incentive stock options granted under the 1995 Plan must be at least equal to the fair market value of the shares on the date of grant. The exercise price of nonstatutory stock options granted under the 1995 Plan is determined by the Board of Directors. The exercise price of any incentive stock option granted to a Ten Percent Stockholder must equal at least 110% of the fair market value of the Common Stock on the date of grant. To the extent incentive stock options granted to a participant, when aggregated with all other incentive stock options granted to such participant, have an aggregate fair market value in excess of $100,000 first becoming exercisable in any calendar year, such options would be treated as nonstatutory stock options.

  1996 DIRECTOR OPTION PLAN

    In September 1996, the stockholders approved the 1996 Director Option Plan (the "Director Plan"). A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the option is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for the automatic grant of options to purchase 18,750 shares of common stock to each non-employee director of the Company (an "Outside Director") at the first meeting of the Board of Directors following the annual meeting of stockholders in each year beginning with the 1997 Annual Meeting of Stockholders, if on such date, such Outside Director has served on the Board of Directors for at least six months. The term of such options is ten years. Options granted to Outside Directors become exercisable at a rate of 1/48th of the shares subject to such additional options on the monthly anniversary of the date of grant, subject to the Outside Director's continuous service on the Board of Directors. The Director Plan will terminate in 2006 unless sooner terminated by the Board of Directors.

                              AURUM SOFTWARE, INC.

    Activity under the 1995 Plan is as follows:

                                                 OPTIONS OUTSTANDING
                              SHARES    ---------------------------------------
                            AVAILABLE   NUMBER OF      EXERCISE      AGGREGATE
                            FOR GRANT     SHARES         PRICE         PRICE
                            ----------  ----------  --------------- -----------
   Shares authorized at
    inception of
    1995 Stock Plan........  1,208,921
     Options granted....... (1,242,782)  1,242,782   $0.12 - $0.32  $   166,650
     Options exercised.....               (317,954)      $0.12          (38,154)
     Options canceled......     97,441     (97,441)      $0.12          (11,693)
                            ----------  ----------                  -----------
   Balances, December 31,
    1995...................     63,580     827,387   $0.12 - $0.32      116,803
     Increase in shares
      authorized...........  3,110,775
     Common stock granted.. (1,149,168)  1,149,168  $0.32 - $35.375   5,938,690
     Options exercised.....             (1,227,871)  $0.12 - $9.00   (1,120,742)
     Options cancelled.....    161,878    (161,878)  $0.12 - $6.00     (176,364)
     Repurchased unvested
      shares...............      3,719
                            ----------  ----------                  -----------
   Balances, December 31,
    1996...................  2,190,784     586,806  $0.12 - $35.375 $ 4,758,387
                            ==========  ==========                  ===========

    As of December 31, 1996, 50,531 outstanding options upon exercise would not be subject to the Company's right of repurchase. In addition, as of December 31, 1996, 767,810 shares exercised under the Plan are subject to repurchase.

    Had compensation cost for the 1995 Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
  (loss) per share for the years ended December 31, 1996 and 1995 would have been changed to the pro forma amounts indicated below:

                                                                1996    1995
                                                               ------  -------
   Net income (loss)--as reported............................. $  279  $(4,452)
                                                               ======  =======
   Net loss--pro forma........................................ $  (38) $(4,466)
                                                               ======  =======
   Net income (loss) per share--as reported................... $(0.03) $ (1.44)
                                                               ======  =======
   Net loss per share--pro forma.............................. $(0.01) $ (1.44)
                                                               ======  =======

                             AURUM SOFTWARE, INC.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option pricing model, with the following weighted average assumptions by subgroup:

                                                       GROUP    GROUP     GROUP
                                                         A        B         C
                                                       -----  ----------  -----
   Risk-free interest rate............................ 5.76%  5.36%-6.36% 5.71%
   Expected life...................................... 2.50         2.75  3.25
   Expected dividends.................................    0            0     0
   Volatility.........................................    0%     0%-70.1% 70.1%

    The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid employees who exercise prior to the vesting period to take advantage of tax laws. Group B represents lower paid employees who have held their stock options, but who are expected to exercise subsequent to the initial public offering and prior to vesting years two through four. Group C represents employees who were granted options subsequent to the initial public offering. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup. Volatility was set at zero until the Company's initial filing of a registration statement at which time volatility was calculated based on the volatility of selected peers of the Company.

    The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:

                                                            OPTIONS CURRENTLY
                                OPTIONS OUTSTANDING            EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                                       REMAINING  AVERAGE              AVERAGE
          EXERCISE         NUMBER OF  CONTRACTUAL EXERCISE   NUMBER    EXERCISE
           PRICES         OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
          --------        ----------- ----------- -------- ----------- --------
   $ 0.12-$ 0.12.........    38,750      8.46      $ 0.12     38,015    $ 0.12
   $ 0.32-$ 0.32.........    84,119      9.00      $ 0.32     84,119    $ 0.32
   $ 1.20-$ 1.20.........    33,750      9.13      $ 1.20     33,750    $ 1.20
   $ 6.00-$ 9.00.........   361,138      9.59      $ 6.98    361,138    $ 6.98
   $15.00-$16.00.........    13,625      9.82      $15.15     13,625    $15.15
   $35.38-$35.38.........    55,424      9.92      $35.38          0    $ 0.00
                            -------      ----      ------    -------    ------
   $ 0.12-$35.38.........   586,806      9.44      $ 8.11    530,647    $ 5.27

  1996 EMPLOYEE STOCK PURCHASE PLAN:

    In October 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable offering period, whichever is lower.

9.Employee Benefit Plan:

    The Company has a 401(k) Profit Sharing Plan (the Plan), which covers substantially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions up to 20% of their compensation, subject to current statutory limits. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan, but has not done so during the years ended December 31, 1996 or 1995.

                             AURUM SOFTWARE, INC.

10.Income Taxes:

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
   Depreciation and accrued liabilities....................... $ 1,172  $   323
   Capitalized research and development costs.................     487    1,718
   Net operating loss carryforward............................   3,132    3,024
   Research and development credit carryforward...............     522      366
   Valuation allowance........................................  (5,313)  (5,431)
                                                               -------  -------
   Net deferred tax asset..................................... $   --   $   --
                                                               =======  =======

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1995       1994
                                                -------    -------    -------
   Income tax (benefit) provision at statutory
    rate......................................       34 %      (34)%      (34)%
   Net operating loss not benefited...........                  34         34
   Net operating loss utilized................      (34)%
   Alternative minimum tax....................      8.2 %      --         --
                                                -------    -------    -------
   Effective tax rate.........................      8.2 %      -- %       -- %
                                                =======    =======    =======

    As of December 31, 1996, the Company had approximately $9.9 million and $4.0 million of net operating loss carryforwards for federal and state purposes, respectively, and $270,000 and $220,000 of research and development credits for federal and state purposes, respectively. These federal and state carryforwards and research and development credits expire in the years 2007 through 2010, and 1997 through 2000, respectively. Utilization of the net operating losses and credits is subject to an annual limitation of $950,000 due to ownership change.

11.Major Customers:

    No single customer accounted for 10% or more of the Company's revenues in fiscal year 1996 and 1994. One customer accounted for 11% of revenues in fiscal 1995.

12.Subsequent Events:

    In March 1997, the Company signed a share purchase agreement (the "Agreement") with Aurum Software U.K. Limited, a corporation organized under the laws of England, to acquire all the outstanding capital stock of Aurum Software U.K. Limited from such company's existing shareholders.

                             AURUM SOFTWARE, INC.

    Prior to entering into the Agreement, Aurum Software U.K. has acted as a distributor of the Company's software products in the United Kingdom and Europe and will continue to do so subsequent to the purchase. The purchase will be accounted for under the purchase method of accounting.

    In addition, the Company entered into a Loan Modification Agreement in March 1997 with its bank relating to its $3.0 million line of credit which, in addition to other modifications related to financial covenants and other financial reporting requirements, reduced the applicable interest rate to the bank's prime rate.

                              AURUM SOFTWARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                           BALANCE
                         BEGINNING OF CHARGES TO                      BALANCE END
                            PERIOD     EXPENSES  DEDUCTIONS OTHER (1)  OF PERIOD
                         ------------ ---------- ---------- --------- -----------
Year ended December 31,
 1996
 Allowance for doubtful
 accounts...............     $340        $          $ 53       $30       $317
Year ended December 31,
 1995
 Allowance for doubtful
 accounts...............     $319        $125       $104       $         $340
Year ended December 31,
 1994...................
Allowance for doubtful
 accounts...............     $250        $ 87         18       $         $319

--------
(1) Represents collection of accounts previously written off

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

  Our report on the financial statements of Aurum Software, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 28, 1997

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 EXHIBIT NO.                    EXHIBIT TITLE                          PAGE
 -----------                    -------------                      ------------
  3.1  (a)   Amended and Restated Certificate of Incorporation
              filed with the Secretary of State of Delaware on
              November 1, 1996.
  3.2  (b)   Bylaws of the Registrant, as amended to date.
  4.1  (b)   Specimen of Common Stock Certificate.
 10.1  (b)   Form of Indemnification Agreement between the
              Registrant and each of its officers and directors.
 10.2  (a)   1995 Stock Plan and form of Stock Option Agreement
              thereunder.
 10.3  (b)   1996 Director Option Plan and form of Director
              Stock Option Agreement thereunder.
 10.4  (b)   1996 Employee Stock Purchase Plan and forms of
              agreement thereunder.
 10.5  (b)   Lease dated March 5, 1996 between the Registrant
              and Cooperage-Rose Properties II.
 10.6  (b)   Letter agreement dated December 22, 1994 between
              the Registrant and Mary E. Coleman, as amended.
 10.7  (b)   Letter Agreement dated July 8, 1996 between the
              Registrant and Christopher L. Dier.
 10.8  (c)   OEM Software License Agreement, amended as of April
              3, 1996, between the Registrant and Gupta
              Corporation.
 10.9  (b)   Line of Credit Agreement dated July 15, 1996,
              modifying the Business Loan Agreement dated July
              13, 1993, between the Registrant and Silicon
              Valley Bank.
 10.10 (a)   Loan Modification Agreement dated March 3, 1997 by
              and between the Registrant and Silicon Valley
              Bank.
 10.11 (b)   Loan Modification Agreement dated September 25,
              1997 by and between Registrant and Silicon Valley
              Bank.
 10.12 (b)   Vertical Application Reseller Agreement, dated as
              of March 22, 1996, between the Registrant and
              Business Objects, Inc.
 10.13 (b)   Software Development License and Distribution
              Agreement, dated as of June 3, 1996, between the
              Registrant and First Floor Software, Inc.
 10.14 (a)   Lease dated September 30, 1996 between the
              Registrant and Orbitek Engineering, Inc.
 10.15 (a)   Lease dated June 11, 1997 between the Registrant
              and Mentor Graphics, Inc.
 11.1  (a)   Calculation of pro forma net loss per share.
 22.1  (a)   Subsidiaries of the Registrant.
 27.1  (a)   Financial Data Schedule.

--------
(a)Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-11947), which the Securities and Exchange Commission declared effective on October 28, 1996.

(c) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-11947), which the Securities and Exchange Commission declared effective on October 28, 1996. The Registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.