Form 10-Q
period 1997-03-31
AURUM SOFTWARE INC
filed 1997-05-15
CIK 887784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 0-21471

                               ----------------

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

                               YES [X]   NO [_]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 1997, was 11,572,021.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AURUM SOFTWARE, INC.

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 42,085     $ 38,955
  Accounts receivable, net............................    10,735       13,329
  Prepaid expenses and other current assets...........     1,313          893
                                                        --------     --------
    Total current assets..............................    54,133       53,177
Property and equipment, net...........................     3,666        2,899
Other assets..........................................       691          205
                                                        --------     --------
    Total assets......................................  $ 58,490     $ 56,281
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and capital lease obligations, current
   portion............................................  $    565     $    650
  Accounts payable and accrued compensation...........     3,500        3,588
  Other accrued liabilities...........................     2,593        1,584
  Deferred revenue....................................     4,024        2,999
                                                        --------     --------
    Total current liabilities.........................    10,682        8,821
Notes payable and capital lease obligations, less
 current portion......................................       336          451
                                                        --------     --------
    Total liabilities.................................    11,018        9,272
                                                        --------     --------
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized:
   5,000,000 shares Issued and Outstanding: None......
  Common stock, $0.001 par value, authorized:
   25,000,000 shares; Issued and outstanding:
   11,572,021 shares (11,568,146 shares in 1996)......        12           12
    Additional paid-in capital........................    61,565       61,561
  Notes receivable from stockholders..................    (1,125)      (1,117)
  Accumulated deficit.................................   (12,980)     (13,447)
                                                        --------     --------
    Total stockholders' equity........................    47,472       47,009
                                                        --------     --------
    Total liabilities and stockholders' equity........  $ 58,490     $ 56,281
                                                        ========     ========

    The accompanying notes are an integral part of these condensed financial statements.

                              AURUM SOFTWARE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Revenues
  Licenses............................................... $   6,072  $   2,871
  Services...............................................     3,273      2,012
                                                          ---------  ---------
    Total revenues.......................................     9,345      4,883
                                                          ---------  ---------
Cost of revenues:
  Licenses...............................................       440        407
  Services...............................................     2,587      1,986
                                                          ---------  ---------
    Total cost of revenues...............................     3,027      2,393
                                                          ---------  ---------
Gross profit.............................................     6,318      2,490
                                                          ---------  ---------
Operating expenses:
  Sales and marketing....................................     3,568      2,201
  Research and development...............................     1,738        626
  General and administrative.............................       778        313
                                                          ---------  ---------
    Total operating expenses.............................     6,084      3,140
                                                          ---------  ---------
Income (loss) from operations............................       234       (650)
Other income, net........................................       505         12
Interest expense.........................................       (32)       (25)
                                                          ---------  ---------
    Income (loss) before provision for income taxes......       707       (663)
Provision for income taxes...............................       240
                                                          ---------  ---------
    Net income (loss).................................... $     467  $    (663)
                                                          =========  =========
Net income (loss) per share.............................. $    0.04  $   (0.17)
                                                          =========  =========
Shares used in per share calculation.....................    11,969      3,959
                                                          =========  =========


    The accompanying notes are an integral part of these condensed financial statements.

                              AURUM SOFTWARE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Net cash provided by (used in) operating activities.......  $   4,359  $   (195)
                                                            ---------  --------
Cash flows from investing activities:
  Acquisition of property and equipment...................       (491)     (511)
  Net cash used in acquisition of Aurum U.K., and advance
   to Aurum U.K...........................................       (534)
                                                            ---------  --------
    Net cash used in investing activities.................     (1,025)     (511)
Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock, net of issuance costs.....                1,489
  Proceeds from issuance of common stock..................                    8
  Repurchase of mandatorily redeemable convertible
   preferred and common stock.............................         (6)     (604)
  Repayments of notes payable and capital lease
   obligations............................................       (198)     (160)
  Proceeds from notes payable and sales and leasebacks of
   property and equipment.................................                  609
                                                            ---------  --------
    Net cash provided by (used in) financing activities...       (204)    1,342
                                                            ---------  --------
Net increase in cash and cash equivalents.................      3,130       636
Cash and cash equivalents, beginning......................     38,955     2,795
                                                            ---------  --------
Cash and cash equivalents, ending.........................  $  42,085  $  3,431
                                                            =========  ========
Supplemental disclosure of noncash investing and financing
 activities:
  Property and equipment purchased included in accounts
   payable................................................  $    (684)
                                                            =========


    The accompanying notes are an integral part of these condensed financial statements.

                             AURUM SOFTWARE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared on substantially the same basis as the audited financial statements and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 1997.

  For information regarding the Company's significant accounting policies and other financial and operating information, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2. ACQUISITION

  In March 1997, the Company signed a share purchase agreement (the "Agreement") with Aurum Software U.K. Limited, a corporation organized under the laws of England ("Aurum U.K."), to acquire all the outstanding share capital of Aurum U.K. from such company's existing shareholders.

  Prior to entering into the Agreement, Aurum U.K. had acted as a distributor of the Company's software products in the United Kingdom and Europe and will continue to do so subsequent to the purchase. At March 31, 1997, $534,000, which consisted of the purchase price paid for the shares of Aurum U.K. (less $16,000 retained by the Company to be paid to the prior majority shareholder of Aurum U.K. in 90 days, subject to certain contingencies), and an advance to Aurum U.K., was recorded in Other Assets. The purchase will be accounted for under the purchase method of accounting and did not have a material effect on the Company's operations.

3. LINE OF CREDIT

  In March 1997, the Company entered into a Loan Modification Agreement with its bank relating to its $3.0 million line of credit which, in addition to other modifications related to financial covenants and other financial reporting requirements, reduced the applicable interest rate to the bank's prime rate. At March 31, 1997, the Company did not have any outstanding borrowings under the line of credit.

4. SUBSEQUENT EVENT

  On May 13, 1997, the Company entered an Agreement and Plan of Merger pursuant to which it agreed to be acquired by Baan Company N.V. ("Baan") in a stock-for-stock exchange with the Company's stockholders. Under the terms of such agreement, the Company's stockholders will receive 0.3559322034 Baan Common Shares for each outstanding share of the Company's Common Stock. The applicable exchange ratio is subject to adjustment based on the average closing sales price of Baan Common Shares during the 10 trading days prior to the effectiveness of the merger. Subject to regulatory approval and approval by the Company's stockholders, the merger is expected to close in the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors That May Affect Future Results" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

  Aurum Software, Inc. ("Aurum" or the "Company") is a leading provider of enterprise-wide sales and marketing information software. The Company develops, markets and supports the Aurum Customer Enterprise, an integrated suite of applications that helps automate the field sales, telemarketing, telesales and customer support functions of a business. The Company's products are based on advanced client/server and Internet/Intranet technologies and are designed to provide businesses with integrated, adaptable and mobile software solutions to meet their competitive business goals.

  The Company derives revenues principally from licensing its software and providing technical product support and consulting services to its customers. License revenues for the Company's products consist of server fees for one or more servers and software license fees based on the number of named users. The Company also derives license revenues from sublicensing third party software products. License revenues are recognized upon execution of a license agreement and delivery of software if there are no significant post-delivery vendor obligations and collection of the receivable is deemed probable. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services consist primarily of consulting services, including implementation and adaptation of licensed software and training, maintenance, and support. Consulting and training revenues are generally recognized as services are performed, except for revenues from certain fixed-price contracts or milestone deliverables, which are recognized on a percentage-of-completion basis or upon milestone delivery. Maintenance revenues are recognized ratably over the term of the maintenance period, which is typically one year. For all periods presented, the Company has recognized revenue in accordance with the Statement of Postion 91-1 on "Software Revenue Recognition" dated December 12, 1991, issued by the American Institute of Certified Public Accountants.

  The license of the Company's software products often involves an enterprise-wide decision by prospective customers and generally requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products requires a significant commitment of resources by prospective customers and is commonly associated with substantial reengineering efforts which may be performed by the customer or third-party system integrators. The cost to the customer of the Company's product is typically only a portion of the related hardware, software, development, training and integration costs of automating a sales and marketing system. For these reasons, the sales and implementation cycles associated with the license of the Company's products is often lengthy and may be subject to a variety of significant delays beyond the Company's control. Given these factors, any reduction or delay in sales to or implementations by prospective customers could have a material adverse effect on the Company's business, operating results, and financial condition.

  In North America, the Company markets its software primarily through its direct sales organization. The Company's direct sales force employs a consultative sales process, working closely with customers to understand and define their needs. In addition, the direct sales force works closely with strategic systems technology and sales methodology partners to identify specific customer opportunities and requirements.

  Outside North America, the Company has historically marketed its software through key distribution organizations. In March 1997, the Company acquired all the outstanding share capital of Aurum Software U.K. Limited, an English corporation, and is now marketing and selling its products in the United Kingdom through a direct sales force.

  The Company intends to continue to grow its direct sales force in North America and to pursue international distribution primarily through key distribution agreements and, in selected countries where management determines it to be appropriate, through a direct sales force. As the Company's existing direct sales forces in the United States and the United Kingdom are relatively small, the Company's ability to achieve revenue growth in the future will depend largely on its success in recruiting and training sufficient direct sales, technical, and customer support personnel, in developing distribution relationships with third party distributors outside the United States, and establishing and maintaining relationships with its strategic partners. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in attracting and retaining qualified international distributors or that it will be successful in implementing direct sales programs in selected international markets. If the Company is unable to obtain qualified international distribution partners or is otherwise unable to penetrate strategically important international markets, the Company's business, operating results and financial condition could be materially and adversely affected.

  The Company's revenues generally reflect a relatively high amount of sales per order. The loss or delay of an individual order, therefore, can have a material impact on the revenue and quarterly results of operations of the Company. The timing of license revenue is difficult to predict because of the length of the Company's sales cycle. Because the Company's operating expenses are based on anticipated revenue trends and because a higher percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from one quarter to the other and could result in losses. As a result of these and other factors, revenues for any quarter are subject to significant fluctuations, and the Company believes that period-to-period comparisons should not be relied upon as indicators of future performance. It is likely that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors, which would adversely affect the price of the Company's Common Stock.

RESULTS OF OPERATIONS

 Revenues

  Total revenues increased 91% from $4.9 million for the three months ended March 31, 1996 to $9.3 million for the three months ended March 31, 1997. The increase was due to significant growth in license revenues and growth in service revenues.

  Licenses. License revenues increased 111% from $2.9 million for the three months ended March 31, 1996 to $6.1 million for the three months ended March 31, 1997. As a percentage of total revenues, license revenues increased to 65% in the first quarter of 1997 from 59% in the first quarter of 1996. The increases in license revenues in absolute dollars and as a percentage of total revenues were due to increased market acceptance of the Company's Windows-based products, expansion of the Company's product line, and the expansion of the Company's direct sales force from 28 employees at March 31, 1996 to 51 at March 31, 1997.

  Services. Service revenues increased 63% from $2.0 million for the three months ended March 31, 1996 to $3.3 million for the three months ended March 31, 1997. As a percentage of total revenues, service revenues decreased slightly from 41% to 35% for the three month periods ended March 31, 1996 and 1997, respectively. The dollar increase in service revenues was primarily due to increased demand for consulting and systems integration services arising from a larger installed customer base. The decrease as a percentage of total revenues was attributable to the higher growth rate of license revenues relative to service revenues. The Company continues its strategy of using third-party integration partners, which is intended to allow the Company more time to focus on license sales, which have higher margins.

 Costs of Revenues

  Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third party software providers and, to a lesser extent, product media, product duplication and shipping. Cost of license revenues increased from $407,000 for the three months ended March 31, 1996 to $440,000 for the three months ended March 31, 1997. As a percentage of total revenues, cost of licenses decreased from 8% for the three months ended March 31, 1996 to 5% for the three months ended March 31, 1997. As a percentage of total license revenues, cost of licenses also decreased from 14% for the three months ended March 31, 1996 to 7% for the three months ended March 31, 1997. The decrease in cost of licenses as a percentage of total revenues and total license revenues was attributable primarily to the significant period-to-period growth in license revenues and, with respect to cost of licenses as a percentage of total revenues, also to growth in total services revenues. In addition, relative to the growth in total license revenues, cost of license revenues did not increase substantially in dollar terms and decreased as a percentage of total revenues and total license revenues due to the reduction in sales of third party database applications and higher volume pricing discounts from third party software providers.

  Cost of Services. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training and maintenance to customers. Cost of services increased from $2.0 million for the three months ended March 31, 1996 to $2.6 million for the three months ended March 31, 1997. As a percentage of total revenues, cost of services decreased from 41% for the three months ended March 31, 1996 to 28% for the three months ended March 31, 1997. As a percentage of total service revenues, cost of services also decreased from 99% for the three months ended March 31, 1996 to 79% for the three months ended March 31, 1997. The decrease in cost of services as a percentage of total revenues was due to a higher revenue base and as a percentage of total service revenues to economies of scale and a higher service revenue base. In addition, cost of services for the three months ended March 31, 1996 reflects the costs associated with the implementation of a Consulting Development Program. The Company did not have such a program during the three months ended March 31, 1997.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses increased from $2.2 million for the three months ended March 31, 1996 to $3.6 million for the three months ended March 31, 1997. Sales and marketing expenses constituted 45% and 38% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in sales and marketing expenses reflected the expansion of the Company's direct sales force and increased expenses associated with a higher level of marketing activity by the Company. The decrease in sales and marketing expense as a percent of total revenues was due primarily to a higher revenue base and economies of scale.

  Research and Development. Research and development expenses relate primarily to engineering personnel. Costs related to research and development of products are charged to research and development expenses as incurred. Research and development expenses increased from $626,000 for the three months ended March 31, 1996 to $1.7 million for the three months ended March 31, 1997. Research and development expenses constituted 13% and 19% of total revenues for the three months ended March 31, 1996 and 1997, respectively. Both the dollar increase and the increase in research and development expenses as a percentage of total revenues were due primarily to increased investment in new product development accompanied by an increase in personnel.

  General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management in addition to legal and accounting expenses and other professional services. General and administrative expenses increased from $313,000 for the three months ended March 31, 1996 to $778,000 for the three months ended March 31, 1997. General and administrative expenses constituted 6% and 8% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in general and administrative expenses and the increase as a percentage of total revenues were attributable primarily to increased expenses associated with becoming a publicly traded company in October 1996.

  Other Income. Other income, net, consists primarily of interest income offset by expenses relating to sales taxes and other fees and licenses. Other income increased from $12,000 for the three months ended March 31, 1996 to $505,000 for the three months ended March 31, 1997. Other income constituted less than 1% and 5% of the total revenues for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in other income and the percentage increase as a percentage of total revenues were attributable to interest income of $527,000 arising from investment of the proceeds of the Company's initial public offering in short-term highly liquid investments.

  Provision for Income Taxes. Income taxes have been provided for at an effective rate of approximately 34% which consists primarily of federal and state taxes. The Company accounts for income taxes under the liability method. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance. The ultimate realization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997, the Company had $42.1 million in cash and cash equivalents and $43.5 million of working capital. The Company also has available a $3.0 million bank line of credit, which is collateralized by the assets of the Company and requires that certain financial covenants be maintained. The line of credit also contains a restrictive covenant that limits the Company's ability to pay cash dividends or make stock repurchases in excess of $350,000 without the prior written consent of the lender. The line of credit expires on July 14, 1997 and bears interest at the lender's prime rate. As of March 31, 1997, there were no amounts outstanding under the line of credit agreement.

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

  Although the Company has experienced significant growth in revenues during the last three years and during the quarterly periods reported on in this report, the Company does not believe that prior growth rates are sustainable or indicative of future operating results. Although the Company has achieved limited quarterly profitability in each quarter since the quarter ended June 30, 1996, there can be no assurance that the Company will be able to sustain profitability on a quarterly basis.

  The Company's quarterly results have varied significantly in the past and may vary significantly in the future, depending on a number of factors, many of which are beyond the Company's control and many of which could have a material adverse effect on the Company's revenues and profitability during any particular quarterly or annual period. These factors include, among others, the ability of the Company to develop, introduce and market new and enhanced versions of its software on a timely basis, the demand for the Company's software, the size, timing and contractual terms of significant orders, the timing and significance of software product enhancements and new software product announcements by the Company or its competitors, budgeting cycles of the Company's potential customers, customer order deferrals in anticipation of enhancements of new software products, the cancellations of licenses or maintenance agreements, software defects and other product quality problems, and general domestic and international economic and political trends. Moreover, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery and customer acceptance, if applicable. In part because of lengthy sales and implementation cycles, the timing between initial customer contact and fulfillment of criteria for revenue recognition can be lengthy and unpredictable, and revenues in any given period may be adversely affected as a result of such unpredictability. The Company has limited backlog. As a result, software revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, cannot be accurately predicted, and may vary significantly. The Company has also experienced seasonality in its business, in part due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products in the quarters ending in June and December and weaker demand in the quarters ending in March and September.

  The Company incorporates into its products certain software and other technologies licensed to it by third-party developers. Among the principal developers of these licensed technologies are Business Objects, Inc., which licenses an On- Line Analytical Processing ("OLAP") tool that enables the analysis of sales and customer data at both the server and client sites of a user's network; Centura Corporation, which licenses a SQL-based laptop database that is used principally in the Company's SalesTrak product; and First Floor Software, Inc., which licenses an intelligent agent that monitors changes in sales and customer data accessed through the World Wide Web. The Company's license agreements with Business Objects, Centura and First Floor expire in March 2000, December 1997 and June 1997, respectively, and there is no assurance that any of these agreements will be renewed following expiration. Because the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' abilities to maintain or enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. In the event that the Company's agreements with its third-party vendors should fail to be renewed or the products licensed from such vendors should fail to address the requirements of the Company's software products, the Company would be required to find alternative software products or technologies of equal performance or functionality. There can be no assurance that the Company would be able to replace such functionality provided by the third-party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products or is otherwise not adequately maintained or updated. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that its continued growth and profitability will require expanded distribution for its products, particularly internationally. In North America, the Company has sold its products primarily through its direct sales organization and has supported its customers with its technical and customer support staff. International sales have been insignificant to date, but the Company intends to expand its international operations and enter additional international markets through partnerships with international distributors or, in selected countries, through direct sales. Continued expansion, domestically and internationally, will require significant investments of management attention and financial resources, which could adversely affect the Company's operating margins and earnings, if any. The Company's growth to date has already challenged the Company's personnel and management resources. Internationally, the Company's ability to achieve revenue growth in the future will depend in part on its ability to establish productive relationships with distributors in Europe and the Pacific Rim. The competition for qualified international distributors is intense, however. The Company has in the past experienced difficulty in obtaining qualified distributors, and there can be no assurance that the Company can attract and retain qualified distributors. Both domestically and in selected foreign countries, the Company continues to invest significant resources to expand its direct sales force. The Company believes the complexity of its products and the large-scale deployments anticipated by customers will also require a number of highly trained support personnel. Competition for qualified sales and consulting employees is intense, both domestically and internationally, and the Company has at times experienced difficulty in recruiting qualified personnel. Any failure by the Company to expand its direct sales force or other distribution channels, or to expand its technical and customer support staff, could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that any expansion of the Company's direct or indirect distribution channels will result in an increase in revenues or profitability. In addition, international expansion of the Company's business poses a number of risks which could have a material adverse effect on the Company's operating results in the event that revenues from international operations comprise a greater percentage of the Company's total revenues in the future. These risks include changes in foreign currency exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, difficulties in managing and staffing international operations, seasonal fluctuations in business activities in various parts of the world, including the slow-down in European business activity during the Company's third fiscal quarter, cultural differences in the conduct of business, tariffs, duties, price controls or other restrictions on foreign currencies, trade barriers and other factors.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a significant adverse affect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's stockholders during the quarter ended March 31, 1997.

ITEM 5. OTHER INFORMATION


  The Company has entered an Agreement and Plan of Reorganization dated May 13, 1997 with Baan Company N.V. ("Baan") pursuant to which it agreed to be acquired by Baan in a merger transaction. In the merger, each holder of the Company's Common Stock will receive 0.3559322034 Baan Common Shares for each outstanding share of the Company's Common Stock (the "Exchange Ratio"), representing an aggregate of 4,152,234 Baan Common Shares based on the number of shares of Aurum Common Stock outstanding on May 12, 1997. The Exchange Ratio was determined based on the closing price of Baan Common Shares on May 9, 1997, $59.00 per share, reflecting a purchase price of $21 per share of Aurum Common Stock. The Exchange Ratio is subject to increase in the event that the average closing sales price of Baan Common Shares over the 10 trading days prior to the date of effectiveness of the merger (the "Baan Stock Value") is less than $50 per share. In such event, the Exchange Rate increases to the product of the initial Exchange Ratio, 0.3559322034, times a fraction, the numerator of which is $50.00 and the denominator of which is the Baan Stock Value. The Exchange Ratio does not adjust further below a Baan Stock Value of $40 per share, and accordingly the maximum Exchange Ratio is 0.4449152542 and the maximum number of Baan Common Shares issuable in respect of Aurum Common Stock (based on the number of shares of Aurum Common Stock outstanding on May 12, 1997) is 5,190,293 Baan Common Shares.

  The acquisition, which is expected to close in the third quarter of 1997, will be accounted for as a tax free pooling of interests and is subject to the approval of the Company's stockholders. Certain of the Company's stockholders holding a majority of its Common Stock have entered agreements to vote in favor of the acquisition, and the Company has granted Baan an option to acquire 19.9% of its outstanding Common Stock which is exercisable under certain circumstances.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
   NO.                                EXHIBIT TITLE
 -------                              -------------
  2.1    Agreement and Plan of Reorganization dated March 13, 1997 by and among
         Baan Company N.V., Green Software Acquisition Corporation, and the
         Registrant.
  2.2    Stock Option Agreement dated May 13, 1997 between Baan Company N.V.
         and the Registrant.
 10.3    1996 Director Option Plan and form of Director Stock Option Agreement thereunder.
 10.4    1996 Employee Stock Purchase Plan and forms of agreement thereunder.
 10.16   Consent to Sublease and Assignment dated March 27, 1997 by and among the Registrant, Regency Plaza International, Inc. and Mentor Graphics
         Corporation.
 11.1    Computation of Net Income (Loss) Per Share.
 27.1    Financial Data Schedule.

  (b) Reports of Form 8-K

  The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, California.

                                          AURUM SOFTWARE, INC.

Date: May 15, 1997                                /s/ Christopher L. Dier
                                          By: _________________________________
                                                   Christopher L. Dier
                                                  Vice President, Finance
                                               (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Agreement and Plan of Reorganization dated March 31, 1997 by and among
         Baan Company N.V., Green Software Acquisition Corporation, and the
         Registrant.
  2.2    Stock Option Agreement dated May 13, 1997 between Baan Company N.V.
         and the Registrant
 10.3    1996 Director Option Plan and form of Director Stock Option Agreement thereunder.
 10.4    1996 Employee Stock Purchase Plan and forms of agreement thereunder.
 10.16   Consent to Sublease and Assignment dated March 27, 1997 by and among the Registrant, Regency Plaza International, Inc. and Mentor Graphics
         Corporation.
 11.1    Computation of Net Income (Loss) Per Share.
 27.1    Financial Data Schedule.