Form 10-Q
period 1997-06-30
AURUM SOFTWARE INC
filed 1997-08-14
CIK 887784

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

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

 DELAWARE (State or other jurisdiction       77-0292260 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

   2350 MISSION COLLEGE BOULEVARD, SUITE 1300 SANTA CLARA, CALIFORNIA 95054
         (Address of principal executive offices, including zip code)

                                (408) 986-8100
             (Registrant's Telephone Number, Including Area Code)
                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                             YES [X]       NO [_]

  The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1997, was 11,667,626.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AURUM SOFTWARE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
                                     ASSETS
Current assets:
 Cash and cash equivalents............................   $ 38,848     $ 38,955
 Accounts receivable, net.............................     11,593       13,329
 Prepaid expenses and other current assets............      1,857          893
                                                         --------     --------
  Total current assets................................     52,298       53,177
Property and equipment, net...........................      5,797        2,899
Other assets..........................................      2,142          205
                                                         --------     --------
  Total assets........................................   $ 60,237     $ 56,281
                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and capital lease obligations, current
  portion.............................................   $    400     $    650
 Accounts payable and accrued compensation............      3,985        3,588
 Other accrued liabilities............................      3,191        1,584
 Deferred revenue.....................................      4,087        2,999
                                                         --------     --------
  Total current liabilities...........................     11,663        8,821
Notes payable and capital lease obligations, less cur-
 rent portion.........................................        336          451
                                                         --------     --------
Total liabilities.....................................     11,999        9,272
                                                         --------     --------
Stockholders' equity:
 Preferred stock, $0.001 par value, authorized:
  5,000,000 shares;
  Issued and outstanding: None........................
 Common stock, $0.001 par value, authorized:
  25,000,000 shares;
  Issued and outstanding: 11,667,626 shares
  (11,568,146 shares in 1996).........................         12           12
   Additional paid-in capital.........................     61,664       61,561
  Notes receivable from stockholders..................       (960)      (1,117)
  Accumulated deficit.................................    (12,478)     (13,447)
   Total stockholders' equity.........................     48,238       47,009
                                                         --------     --------
   Total liabilities and stockholders' equity.........   $ 60,237     $ 56,281
                                                         ========     ========


    The accompanying notes are an integral part of these condensed financial statements.

                              AURUM SOFTWARE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                              THREE MONTHS      SIX MONTHS
                                             ENDED JUNE 30,   ENDED JUNE 30,
                                             ---------------  ----------------
                                              1997     1996    1997     1996
                                             -------  ------  -------  -------
Revenues
 Licenses................................... $ 7,803  $3,346  $13,875  $ 6,217
 Services...................................   3,689   2,709    6,962    4,721
                                             -------  ------  -------  -------
  Total revenues............................  11,492   6,055   20,837   10,938
                                             -------  ------  -------  -------
Cost of revenues:
 Licenses...................................   1,015     216    1,455      623
 Services...................................   2,512   2,270    5,099    4,256
                                             -------  ------  -------  -------
  Total cost of revenues....................   3,527   2,486    6,554    4,879
                                             -------  ------  -------  -------
Gross profit................................   7,965   3,569   14,283    6,059
                                             -------  ------  -------  -------
Operating expenses:
 Sales and marketing........................   4,587   2,326    8,155    4,527
 Research and development...................   1,946     761    3,684    1,387
 General and administrative.................   1,107     401    1,885      714
                                             -------  ------  -------  -------
  Total operating expenses..................   7,640   3,488   13,724    6,628
                                             -------  ------  -------  -------
Income (loss) from operations...............     325      81      559     (569)
Other income, net...........................     461      11      966       23
Interest expense............................     (25)    (36)     (57)     (61)
                                             -------  ------  -------  -------
 Income (loss) before provision for income
  taxes.....................................     761      56    1,468     (607)
Provision for income taxes..................    (259)      0     (499)       0
                                             -------  ------  -------  -------
 Net income (loss).......................... $   502  $   56  $   969  $  (607)
                                             =======  ======  =======  =======
Net income (loss) per share................. $  0.04  $ 0.01  $  0.08  $ (0.15)
                                             =======  ======  =======  =======
Shares used in per share calculation........  12,066   8,973   12,018    4,085
                                             =======  ======  =======  =======




    The accompanying notes are an integral part of these condensed financial statements.

                             AURUM SOFTWARE, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Net cash provided by (used in) operating activities.......... $ 5,737  $(2,380)
                                                              -------  -------
Cash flows from investing activities:
 Acquisition of property and equipment.......................  (3,764)  (1,097)
 Decrease in restricted cash.................................      24       29
 Net cash used in acquisition of Aurum Software U.K. Limited, investment in Beologic A/S and advance to Aurum Software
  U.K. Limited...............................................  (1,993)      --
                                                              -------  -------
  Net cash used in investing activities......................  (5,733)  (1,068)
                                                              -------  -------
Cash flows from financing activities:
 Proceeds from borrowings under line of credit...............      --    1,500
 Net proceeds from issuance of mandatorily redeemable con-
  vertible preferred stock and common stock, net of issuance
  costs......................................................      (6)     883
 Proceeds from issuance of common stock and repayment of
  notes receivable from shareholders.........................     260       24
 Repayments of notes payable and capital lease obligations...    (365)    (357)
 Proceeds from notes payable and sales and leasebacks of
  property and equipment.....................................      --      609
                                                              -------  -------
  Net cash provided by (used in) financing activities........    (111)   2,659
                                                              -------  -------
Net decrease in cash and cash equivalents....................    (107)    (789)
Cash and cash equivalents, beginning.........................  38,955    2,795
                                                              -------  -------
Cash and cash equivalents, ending............................ $38,848  $ 2,006
                                                              =======  =======
Supplemental disclosure of noncash investing and financing
 activities:
 Property and equipment purchased included in accounts pay-
  able....................................................... $(1,509)
                                                              =======




   The accompanying notes are an integral part of these condensed financial statements.

                             AURUM SOFTWARE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.BASIS OF PRESENTATION

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

2.RECENT PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 superseded Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective dates. SFAS 128 will not have a material impact on the Company's financial position, results of operation or cash flows.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholder. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segment of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                              AURUM SOFTWARE, INC.

3.ACQUISITION/INVESTMENT

   In March 1997, the Company signed a share purchase agreement ("the Agreement") with Aurum Software U.K. Limited, a corporation organized under the laws of England ("Aurum U.K."), to acquire all the outstanding share capital of Aurum U.K. from such company's existing shareholders.

   Prior to entering into the Agreement, Aurum U.K. had acted as a distributor of the Company's software products in the United Kingdom and Europe and has continued to do so subsequent to the purchase. The purchase was accounted for under the purchase method of accounting.

   On April 14, 1997, the Company entered into a Stock Purchase Agreement with Beologic A/S, a corporation organized under the laws of Denmark ("Beologic"), pursuant to which it acquired 3,600 shares of Beologic's capital stock, representing a minority investment in Beologic for $1.4 million. Beologic develops and supplies software tools for sales configuration products. The Company has also entered into separate agreements whereby the Company has agreed to act as a distributor for Beologic's products on a worldwide basis, and Beologic has agreed to act as a distributor for the Company's products in Europe. The investment is accounted for under the cost method of accounting.

4.MERGER AGREEMENT

   On May 13, 1997, the Company entered into an Agreement and Plan of Merger pursuant to which it agreed to be acquired by Baan Company, N.V., a corporation organized under the laws of the Netherlands ("Baan"), in a stock-for-stock exchange with the Company's stockholders. Under the terms of such agreement, the Company's stockholders will receive 0.3559322034 Baan Common Shares for each outstanding share of the Company's Common Stock. The applicable exchange ratio is subject to adjustment based on the average closing sales price of Baan Common Shares during the 10 trading days prior to the effectiveness of the merger. Subject to approval by the Company's stockholders, the merger is expected to close in the third quarter of 1997.

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

  Outside North America, the Company has historically marketed its software through key distribution organizations. In March 1997, the Company acquired all the outstanding share capital of Aurum Software U.K. Limited, a corporation organized under the laws of England, and is now marketing and selling its products in the United Kingdom through a direct sales force. In April 1997, the Company entered into agreements with Beologic A/S, a corporation organized under the laws of Denmark ("Beologic"), pursuant to which the Company made a minority equity investment in Beologic. In addition, Beologic agreed to act as a distributor for the Company's products in Europe, and the Company agreed to act as a distributor for Beologic's products in North America. Beologic develops and supplies software tools for sales configuration products.

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

RESULTS OF OPERATIONS

  Revenues

  Total revenues increased 90% from $6.1 million for the three months ended June 30, 1996 to $11.5 million for the three months ended June 30, 1997 and 91% from $10.9 million for the six months ended June 30, 1996 to $20.8 million for the six months ended June 30, 1997. The increase was due to significant growth in license revenues and growth in service revenues.

  Licenses. License revenues increased 133% from $3.3 million for the three months ended June 30, 1996 to $7.8 million for the three months ended June 30, 1997 and 123% from $6.2 million for the six months ended June 30, 1996 to $13.9 million for the six months ended June 30, 1997. As a percentage of total revenues, license revenues increased to 68% in the second quarter of 1997 from 55% in the second quarter of 1996 and increased to 67% for the six months ended June 30, 1997 from 57% for the six months ended June 30, 1996. The increases in license revenues in absolute dollars and as a percentage of total revenues were due to purchases of products by Baan for resale, increased market acceptance of the Company's Windows-based products, expansion of the Company's product line, and the expansion of the Company's direct sales force from 30 employees at June 30, 1996 to 55 at June 30, 1997. Revenue from international accounts in Canada, Europe, Japan, and Australia/New

Zealand accounted for 20% of license revenues for the three months ended June 30, 1997 and were insignificant for the three months ended June 30, 1996. In addition, Beologic's configurator products sold pursuant to the Company's distribution agreement with Beologic dated April 1997, accounted for 13% of license revenues for the three months ended June 30, 1997.

  Services. Service revenues increased 36% from $2.7 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997 and increased 48% from $4.7 million for the six months ended June 30, 1996 to $7.0 million for the six months ended June 30, 1997. As a percentage of total revenues, service revenues decreased slightly from 45% to 32% for the three month periods ended June 30, 1996 and 1997, respectively, and from 43% to 33% for the six months ended June 30, 1996 and 1997, respectively. The dollar increase in service revenues was primarily due to increased demand for consulting and systems integration services arising from a larger installed customer base. Also contributing to the increase in service revenues is the increase in maintenance revenues resulting from a larger installed customer base and higher maintenance renewal rates. The decrease as a percentage of total revenues was attributable to the higher growth rate of license revenues relative to service revenues. The Company continues its strategy of using third-party integration partners, which is intended to allow the Company more time to focus on license sales, which have higher margins than service revenues.

  Costs of Revenues

  Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third party software providers and, to a lesser extent, product media, product duplication and shipping. Cost of license revenues increased from $216,000 for the three months ended June 30, 1996 to $1.0 million for the three months ended June 30, 1997 and from $623,000 for the six months ended June 30, 1996 to $1.5 million for the six months ended June 30, 1997. As a percentage of total revenues, cost of licenses increased from 4% for the three months ended June 30, 1996 to 9% for the three months ended June 30, 1997 and from 6% for the six months ended June 30, 1996 to 7% for the six months ended June 30, 1997. As a percentage of total license revenues, cost of licenses also increased from 7% for the three months ended June 30, 1996 to 13% for the three months ended June 30, 1997 and from 10% for the six months ended June 30, 1996 to 11% for the six months ended June 30, 1997. The increases in cost of licenses as a percentage of total revenues and as a percentage of total license revenues were attributable primarily to royalty payments related to the sale of Beologic's configurator product.

  Cost of Services. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training and maintenance to customers. Cost of services increased from $2.3 million for the three months ended June 30, 1996 to $2.5 million for the three months ended June 30, 1997 and from $4.3 million for the six months ended June 30, 1996 to $5.1 million for the six months ended June 30, 1997. As a percentage of total revenues, cost of services decreased from 37% for the three months ended June 30, 1996 to 22% for the three months ended June 30, 1997 and from 39% for the six months ended June 30, 1996 to 24% for the six months ended June 30, 1997. As a percentage of total service revenues, cost of services also decreased from 84% for the three months ended June 30, 1996 to 68% for the three months ended June 30, 1997 and from 90% for the six months ended June 30, 1996 to 73% for the six months ended June 30, 1997. The decrease in cost of services as a percentage of total revenues was due to a higher revenue base and as a percentage of total service revenues to economies of scale and a higher service revenue base.

  Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses increased from $2.3 million for the three months ended June 30, 1996 to $4.6 million for the three months ended June 30, 1997 and from $4.5 million for the six months ended June 30, 1996 to $8.2 million for the six months ended June 30, 1997. Sales and marketing expenses represented 38% and 40% of total revenues for the three months ended June 30, 1996 and 1997, respectively, and 41% and 39% for the six months ended June 30, 1996 and 1997, respectively. The dollar increase in sales and marketing expenses reflected the expansion of the Company's direct sales force and increased expenses associated with a higher level of marketing activity by the Company.

  Research and Development. Research and development expenses relate primarily to engineering personnel. Costs related to research and development of products are charged to research and development expenses as incurred. Research and development expenses increased from $761,000 for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997 and $1.4 million for the six months ended June 30, 1996 to $3.7 million for the six months ended June 30, 1997. Research and development expenses represented 13% and 17% of total revenues for the three months ended June 30, 1996 and 1997, respectively, and 13% and 18% for the six months ended June 30, 1996 and 1997, respectively. Both the dollar increase and the increase in research and development expenses as a percentage of total revenues were due primarily to increased investment in new product development accompanied by an increase in personnel.

  General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management in addition to legal and accounting expenses and other professional services. General and administrative expenses increased from $401,000 for the three months ended June 30, 1996 to $1.1 million for the three months ended June 30, 1997 and $714,000 for the six months ended June 30, 1996 to $1.9 million for the six months ended June 30, 1997. General and administrative expenses represented 7% and 10% of total revenues for the three months ended June 30, 1996 and 1997, respectively, and 7% and 9% for the six months ended June 30, 1996 and 1997, respectively. The dollar increase in general and administrative expenses and the increase as a percentage of total revenues were attributable primarily to increased expenses associated with becoming a publicly traded company in October 1996 and expenses relating to the proposed acquisition of the Company by Baan.

  Other Income. Other income, net, consists primarily of interest income offset by expenses relating to sales taxes and other fees and licenses. Other income, net, increased from $11,000 for the three months ended June 30, 1996 to $461,000 for the three months ended June 30, 1997 and $23,000 for the six months ended June 30, 1996 to $966,000 for the six months ended June 30, 1997. Other income represented less than 1% and 5% of the total revenues for the three months ended June 30, 1996 and 1997, respectively, and less than 1% and 5% for the six months ended June 30, 1996 and 1997, respectively. The dollar increase in other income and the percentage increase as a percentage of total revenues were attributable to interest income of $1.0 million arising primarily from investment of the proceeds of the Company's initial public offering in short-term highly liquid investments.

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

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, the Company had $38.8 million in cash and cash equivalents and $40.6 million of working capital. The Company also has available a $3.0 million bank line of credit, which is collateralized by the assets of the Company and requires that certain financial covenants be maintained. The line of credit also contains a restrictive covenant that limits the Company's ability to pay cash dividends or make stock repurchases in excess of $350,000 without the prior written consent of the lender. The line expired on July 14, 1997. As of June 30, 1997, there were no amounts outstanding under the line of credit agreement.

  The Company believes that existing cash balances and cash from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

  In May 1997, the Company entered an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which it agreed to be acquired by Baan in a stock-for-stock exchange with the Company's stockholders (the "Merger"). The Merger is subject to approval by the Company's stockholders and is expected to close in the third quarter of 1997. Although the Company will continue to operate independently as a wholly-owned subsidiary of Baan after the Merger, the Merger involves a significant amount of integration of two companies that have previously operated independently. Among the factors considered by the Board of Supervisory Directors and the Board of Managing Directors of Baan and the Board of Directors of the Company in connection with their respective approval of the Merger Agreement and the Merger were the perceived opportunities for broadened product offerings and marketing efficiencies that could result from the Merger. No assurance can be given that difficulties will not be encountered in integrating certain products, technologies or operations of the Company with Baan or that the benefits expected from such integration will be realized or that Aurum employee morale will not be adversely affected by the integration process. There can be no assurance that either company will retain its key personnel, that the engineering teams of Baan and the Company will successfully cooperate and realize any technological benefits or that Baan or the Company will realize any of the other anticipated benefits of the Merger. In addition, the public announcement of the Merger and the consummation of the Merger could result in the cancellation, termination or nonrenewal of arrangements with the Company by suppliers, distributors or customers of the Company or the loss of certain key employees of the Company, or the termination of negotiations or delays in ordering by prospective customers of the Company as a result of uncertainties that may be perceived as a result of the Merger. For example, customers or potential customers of the Company who utilize back-office enterprise software marketed by competitors of Baan could terminate or delay orders with Aurum due to perceived uncertainties over the Company's continued commitment to providing products and enhancements or support services for the Company's products which are used in conjunction with a competing back-office enterprise software. In fact, the Company believes it has experienced some delays in product orders due to the announcement of the Merger. Any significant amount of cancellations, terminations, delays or nonrenewals of arrangements with the Company or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on the business, operating results or financial condition of the Company.

  The risks and difficulties associated with integrating the Company with Baan will be increased as a result of Baan's recent acquisition of Antalys, which following the Merger is expected to be combined with the Company. Although Baan believes that Antalys' sales force configurator software products are complementary to the Company's software products, the integration of the Company with Baan (including Antalys) will also require the integration of the Company's software product offerings and coordination of the Company's research and development and sales and marketing efforts with those of Baan (including Antalys). The difficulties of such assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining three different corporate cultures. In addition, the process of integrating the Company with Baan (including Antalys) will require substantial attention from management and could cause the interruption of, or a loss of momentum in, the business activities of Baan or the Company.

  The Company recently entered into a supply arrangement with Beologic, a competitor of Antalys, to provide the Company with its products. In connection with this supply arrangement, the Company made a $1.4 million equity investment in Beologic, has made significant royalty advances to Beologic, and is obligated to make additional royalty advances during the term of the parties' agreements. In addition, following the announcement of the Merger, the Company and Beologic entered an amendment to their agreements that, among other things, permits the Company to integrate Beologic's products with those of Antalys. Nevertheless, there can be no assurance that the Company will be able to integrate such products successfully, and until Antalys' and the Beologic products are integrated or otherwise reconciled, there could be uncertainty in the marketplace which could result in cancellations, terminations or delays of orders from customers.

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

  The Company incorporates into its products certain software and other technologies licensed to it by third-party developers. Among the principal developers of these licensed technologies are Business Objects, Inc., which licenses an On- Line Analytical Processing ("OLAP") tool that enables the analysis of sales and customer data at both the server and client sites of a user's network; Centura Corporation, which licenses a SQL-based laptop database that is used principally in the Company's SalesTrak product; and First Floor Software, Inc., which licenses an intelligent agent that monitors changes in sales and customer data accessed through the World Wide Web. The Company's license agreements with Business Objects and Centura expire in March 2000 and December 1997, respectively. In addition, the Company's agreement with First Floor expired in June 1997. Although the Company and First Floor have continued to work together, no renewal has been formalized. There is no assurance that any of these agreements will be renewed following expiration on terms favorable to the Company, if at all. Because the Company's products incorporate software developed and maintained by third parties, the Company is to a certain extent dependent upon such third parties' abilities to maintain or enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. In the event that the Company's agreements with its third-party vendors should fail to be renewed or the products licensed from such vendors should fail to address the requirements of the Company's software products, the Company would be required to find alternative software products or technologies of equal performance or functionality. There can be no assurance that the Company would be able to replace the functionality provided by any third party software currently offered in conjunction with the Company's products in the event that such software becomes obsolete or incompatible with future versions of the Company's products, that such software is not adquately maintained or updated, or that such software proves otherwise unavailable to the Company. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, operating results and financial condition.

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

  As a result of the foregoing as well as other factors, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. The market price of the Company's Common Stock has fluctuated significantly since its initial public offering in October 1996 and could be subject to significant fluctuations in the future based upon a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts, announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other software companies, including direct competitors of the Company, changes in analysts' estimates of the Company's financial performance or the financial performance of competitors or the financial performance of software companies in general, general conditions in the software industry, changes in prices for the Company's products or competitors' products, changes in revenue growth rates for the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock. Since the announcement of the signing of the Merger Agreement with Baan, the trading price of the Company's shares has been tied to the trading price of Baan's Common Shares on the Nasdaq National Market and has reflected the exchange ratio established in the Merger Agreement discounted to reflect the risk that the Merger will not be completed. If the Merger fails to close for any reason, including failure to obtain stockholder approval, such failure would likely have an immediate adverse effect on the trading price of the Company's shares and could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The 1997 Annual Meeting of Stockholders of the Company was held on May 30, 1997, at which time the following matters were acted upon:

                                                             VOTES
                                                   VOTES   WITHHELD/   BROKER
                                       VOTES FOR  AGAINST ABSTENTIONS NON-VOTES
                                       ---------- ------- ----------- ---------
  1.Election of Directors
    Mary E. Coleman................... 10,231,598    --       7,663       --
    David D. Buchanan.................  9,492,871    --     746,390       --
    Mark Leslie....................... 10,207,583    --      31,678       --
    Robert J. Loarie.................. 10,231,821    --       7,440       --
    Robert M. Obuch................... 10,233,661    --       5,600       --
    Jeffrey T. Webber................. 10,207,360    --      31,901       --
    Charles C. Wu..................... 10,231,821    --       7,440       --
  2. Ratification of Coopers & Lybrand
     L.L.P. as independent accountants
     for the Company for the year
     ending December 31, 1997......... 10,179,471 57,640      2,150       --

ITEM 5. OTHER INFORMATION

  The Company has entered into the Merger Agreement with Baan Company N.V. ("Baan") on May 13, 1997 pursuant to which it agreed to be acquired by Baan in a merger transaction. In the Merger, each holder of the Company's Common Stock will receive 0.3559322034 Baan Common Shares for each outstanding share of the Company's Common Stock (the "Exchange Ratio"), representing an aggregate of 4,152,884 Baan Common Shares based on the number of shares of Aurum Common Stock outstanding on June 30, 1997. The Exchange Ratio was determined based on the closing price of Baan Common Shares on May 9, 1997, $59.00 per share, reflecting a purchase price of $21 per share of Aurum Common Stock. The Exchange Ratio is subject to increase in the event that the average closing sales price of Baan Common Shares over the 10 trading days prior to the date of effectiveness of the merger (the "Baan Stock Value") is less than $50 per share. In such event, the Exchange Rate increases to the product of the initial Exchange Ratio, 0.3559322034, times a fraction, the numerator of which is $50.00 and the denominator of which is the Baan Stock Value. The Exchange Ratio does not adjust further below a Baan Stock Value of $40 per share, and accordingly the maximum Exchange Ratio is 0.4449152542 and the maximum number of Baan Common Shares issuable in respect of Aurum Common Stock (based on the number of shares of Aurum Common Stock outstanding on June 30, 1997) is 5,191,105 Baan Common Shares.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

   EXHIBIT NO.                       EXHIBIT TITLE
   -----------                       -------------
   11.1............................. Computation of Net Income (Loss) Per Share.
   27.1............................. Financial Data Schedule.

  (b) REPORTS OF FORM 8-K

  The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, California.

                                       AURUM SOFTWARE, INC.

                                                /s/ Christopher L. Dier
                                       By: ___________________________________
                                           Christopher L. Dier Vice President,
                                          Finance (Duly Authorized Officer and
                                            Principal Financialand Accounting
                                                        Officer)

Date: August 14, 1997

                                 EXHIBIT INDEX

      EXHIBIT NO.                    EXHIBIT TITLE
      -----------                    -------------
      11.1.......................... Computation of Net Income (Loss) Per Share.
      27.1.......................... Financial Data Schedule.